Form 10-K
period 2022-06-30
NeoVolta Inc.
filed 2022-09-27
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41447

NeoVolta, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-5299263
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

13651 Danielson Street, Suite A Poway, CA	92064
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (800) 364-5464

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NEOV	The NASDAQ Stock Market LLC
Warrants, each warrant exercisable for one share of common stock	NEOVW	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $197.8 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of September 27, 2022 was 32,770,368.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains certain statements that constitute “forward-looking statements”, including within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Those statements appear in this Report, particularly in the sections titled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and include statements regarding the intent, belief or current expectations of the Company and management that are subject to known and unknown risks, uncertainties and assumptions.

Forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funding to develop and market our products;
•	the need to obtain regulatory approval of our products in the states in which we operate or expect to operate in the future;
•	our ability to market our products;
•	market acceptance of our product;
•	competition from existing products or new products that may emerge;
•	potential product liability claims;
•	our dependency on third-party manufacturers to supply or manufacture our products;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	our ability to adequately support future growth; and
•	our ability to attract and retain key personnel to manage our business effectively.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements speak only as of the date of this Report or the date of any document incorporated by reference in this Report, as applicable. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements contained herein after we distribute this Report, whether as a result of any new information, future events or otherwise.

You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Report to conform our prior statements to actual results or revised expectations, and we do not intend to do so, except as otherwise provided by law.

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report, as being applicable to all related forward-looking statements wherever they appear in this Report.

This information should be read in conjunction with the audited financial statements and the notes thereto included in this Report.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “NeoVolta”, refer specifically to NeoVolta, Inc.

PART I

ITEM 1. BUSINESS

Overview

We are a designer, manufacturer, and seller of high-end Energy Storage Systems (or ESS), primarily our NeoVolta NV14 and NV 24, which can store and use energy via batteries and an inverter at residential or commercial sites. We were founded to identify new ways to leverage emerging technologies with the dynamic changes that are taking place in the energy delivery space. We primarily market and sell our products directly to our certified solar installers and solar equipment distributors. In the future, we intend to pursue residential developers, commercial developers, and other commercial opportunities. Because we are purely dedicated to energy solar systems, virtually all of our current resources and efforts go into further developing our flagship NV14 and NV 24 products, while focusing on specific industry needs for our next generation of products. We believe we are unique in the marketplace due to our low cost, our innovative battery chemistry, our product versatility, and our commitment to installer service. Because of these factors, we believe NeoVolta is uniquely equipped to establish ourselves as a major player in the energy storage market.

Our NV14 ESS contains a 7,680 W hybrid 120V / 240V and 208V inverter and a 14.4 kWh battery system power. The NV14 is energy efficient, has a variety of operating options, and uses Lithium Iron Phosphate (LiFe (PO4)) batteries. The batteries we utilize are capable of 6,000 cycles at a Depth of Discharge (DoD) of 90% and have a high thermal range (heat and cold tolerances). Our NV14 ESS integrates all components and is NEMA Type 3R rated (indoor/outdoor). Our NV24 provides additional energy storage capacity raising the NV14 from 14.4 KW to 24.0 KW. Our newest update of the NV14 ESS allows for commercial 208V 3-phase installations adding significantly to our potential customer base.

History

We completed the initial design work and completed testing and certification of our first offering, the NeoVolta NV14, in August 2018. In September 2018, we completed our first production prototype. By March 2019, we completed all certifications and were granted approval by the California Energy Commission (CEC) for off-grid and on-grid installation. Since our headquarters are located in San Diego County, a county with more than 160,000 solar customers, we chose San Diego for our initial rollout. In May 2019, the NV14 was approved throughout San Diego County and City areas by San Diego Gas & Electric (SDG&E) for connection to its grid system and customer installations began. In June 2019, we moved our contracted manufacturing to a facility in Poway, California. In June 2019, we began marketing to San Diego based solar installers. In early 2020, we expanded our certified installer network to the greater Los Angeles, San Francisco, and Sacramento areas, and, importantly, out of California to Arizona, Nevada, and Georgia. In January 2021, we moved to a larger production facility in Poway, California to facilitate growth. In 2021, we increased our national distribution, which we conduct through certified wholesale dealers, and now have installs in Utah, Florida, Puerto Rico, Oklahoma, Texas, Colorado, Wyoming, Tennessee, and Missouri.

Our Products - NeoVolta NV14 and NV24

The NV14 is a complete ESS with 7,680-Watt 120V / 240V hybrid inverter (one of the largest in the industry) which is also capable of 208V 3-phase commercial power with a 14.4 kWh lithium iron phosphate (LiFe (PO4)) battery system. This is all incorporated in one National Electrical Manufacturer Association (NEMA) Type 3R rated indoor/outdoor cabinet system with all United Laboratories (UL) compliant electrical certifications, and fire code requirements. The NV14 is capable of storing and using inverted (AC) photovoltaic, non-inverted (DC) photovoltaic, or both AC and DC photovoltaic solar sources. It can also accept utility grid AC power as a charging source for the integrated 14.4 kWh battery system. The NV14 system will charge the batteries with excess solar photovoltaic (AC, DC or both AC and DC) power during daylight conditions - a unique functionality in the ESS industry. The inverter will invert DC battery power into AC power during periods of darkness or higher use periods. Once discharged, the batteries will be idle until excess solar photovoltaic is available and will subsequently begin to recharge. The NV14 is designed to primarily charge from solar but can be programmed to charge from other sources of power (solar, wind turbine, generator, and grid). It can be easily programmed by our certified installers to customer-specific use profiles, including for “rate arbitrage,” (graph below) which allows charging from the grid during the lowest rate periods (A) if the utility company allows this activity. Once recharged, the batteries will discharge once solar photovoltaic begins to wane or when the customer needs more power than available from solar photovoltaic (B). By doing this, customers will be consuming their own solar photovoltaic production instead of sending excess photovoltaic power to the grid and then buying this power back later in the evening from the utility at an often significantly higher retail rate, thereby potentially lowering their monthly electric bill depending on their local utility’s rate plan. Our NV14 is also capable of multi-tasking by recharging via solar photovoltaic power while also supplying power.

We believe our NV14 is unique among its competitors in that the cabinet is rated for indoor/outdoor installation (NEMA Type 3R) allowing for more installation configurations and the ability to fit more residential customer use cases. With measurements of 50.5” H x 38” W x 10” D it can be installed either inside the garage or outside (preferable near existing utility connections) of the residence or facility.

No solar system can provide power to a home without a system capable of “Islanding,” due to safety regulations put in place for utility workers during outages. “Islanding” is when a PV generator or other electrical source continues to power a location or residence even though electrical grid power is no longer present. According to Bloomenergy.com, power outages are on the rise in California. There were 25,281 blackout events in 2019, a 23% increase from 20,598 in 2018. The number of utility customers affected jumped to 28.4 million in 2019, up 50% from 19 million in 2018. Our NV14 is capable of “Islanding” when used with AC or DC photovoltaic (PV) systems. As islanding can be dangerous to utility workers, who may not realize that a circuit is still powered, an ESS capable of “islanding” must be capable of physically disconnecting from the grid power when it senses that grid supply is not present, has an over current, or an undercurrent condition. The NV14 includes “islanding” relays that are approved to perform this function. Islanding also allows solar production to function and power the residence or facility thereby decreasing the impact of a grid outage.

Our NV14 currently includes a commercially available encrypted WiFi logger and associated smart phone application that allows customers to visualize the state of the system in 8-minute intervals (battery, home, grid, photovoltaic, and/or generator). Settings adjustments for how the system works can be made remotely by the installer if/when utilities make changes to Time-of-Use billing rates/times. Our remote management system is included with the product and allows NeoVolta 24/7 system health monitoring, malfunction diagnosis, and the ability to push firmware and software updates. This allows NeoVolta, installers, and their customers, insight into system health 24/7. Remote monitoring and programming is accomplished using AWS Key Management encryption and cloud storage ensuring customer privacy and security.

Our NV24 has additional battery capability that raises NV14 energy storage from 14.4 KW to 24.0 KW. As the NV24 has add-on battery capacity, additional inverters are not required. This enables customers to achieve a 67% increase in storage for a fraction of the typical cost of adding more storage. Most competitive systems require an additional inverter for any additional storage.

New ESS fire code regulations have been significant and are ongoing, especially in California. ESSs can no longer be installed inside the living areas of a home. ESSs can be installed inside the garage but require smoke and heat detectors and may also require bollards or caging to protect the ESS from being accidentally struck by a vehicle. This is a particularly detrimental code to ESS that cannot be installed outside. Both requirements are directly related to fire risk from certain battery chemistries. Lithium Ion, a very popular chemistry in the ESS industry, has demonstrated fire and thermal runaway characteristics in certain circumstances. Our batteries were UL 9540 certified at the cell and modular level in July 2021 certifying that they will not catch on fire and exhibit no thermal runaway characteristics.

We are aware of additional regulatory requirements being planned in various jurisdictions for 2022 and 2023. We expect such changes in regulatory code to be a routine requirement as ESS is a new field that warrants scrutiny and is a major focus of our management team. We also see the complex regulatory environment as a significant barrier to new market entry.

Market Characteristics

Our market can be looked at two ways: the solar installer market and the ESS market.

Solar Installer Market. The bulk of NeoVolta’s revenue and recurring customer base is residential and commercial solar system installers. According to IBIS Worldwide, there are over 13,000 solar installers in the US employing almost 55,000 employees. With SunRun and Tesla Energy representing approximately 20% of the market combined, and the top 10 companies representing about 38%. Most solar installers in the US are very small, independently owned operators and are generally not serviced by the larger companies. These underserved installers have been NeoVolta’s target market. Based on IBIS’ figures, we estimate this to be at least 13,000 installers with less than 25 employees. Our average recurring installer customer purchases 1-2 systems a month. They generally sell their systems and install and pay for them within the same month, and typically do not stock inventory, so we believe NeoVolta’s “just in time” product availability makes us an ideal fit. Once these customers become certified NeoVolta installers, they become recurring customers. We built our company based on servicing small installers and will continue to do so by focusing on product availability, installer service, and, most importantly, the characteristics of our product while we capture market share. As we gain market acceptance, we expect larger installers to take notice. This is especially true when considering repeated product availability challenges within the industry.

Installer storage installation activity has grown over time, with 50% of all active residential installers in 2020 having completed at least one solar + storage system, up from less than 20% in 2016 according to Berkeley Labs. The rate of attachment, or number of PV systems installed with storage, is growing considerably. According to Wood Mackenzie, by 2025, nearly 29% of all behind-the-meter solar systems will be paired with storage, compared to under 11% in 2021. Most of the growth will be powered by the smaller installers, as larger installers have already incorporated storage into their standard new solar offerings. Although Tesla and LG Chem have dominated the market in the past few years, new market entries continue to gain ground and new opportunities in the space continue to present themselves to those who can adapt to fill the need. Additionally, our larger ESS competitors focus on energy storage as a component of their new solar installation, whereas NeoVolta focuses entirely on ESSs, revealing what we believe to be a compelling market in existing solar system retrofits. According to Berkeley Lab’s Tracking the Sun dataset, there are over 3 million solar systems installed in the US and only 6.8% of those have energy solar installed. This marketplace scenario presents small installer customers almost 3 million households to revisit for a storage retrofit especially when their 10-15 year old inverter experiences end of life.

We believe that our 100% commitment to ESS and our relatively small size allow us to navigate this nascent industry more nimbly, and we have been able to develop distinct competitive advantages despite our relative resources.

ESS Market. This is a relatively new market as solar attached storage systems have only become viable in the last decade. It is a subset of what the Solar Energy Industries Association (SEIA) refers to as the $17 billion U.S. residential solar PV market. Wood Mackenzie forecasts that there will be 3 million installations in 2021 growing to 4 million in 2023. According to Mordor Intelligence, the global residential energy storage systems market is expected to register a compound annual growth rate (CAGR) of more than 19% during the forecast period of 2021 - 2026, reaching a market value of more than $8.5 billion by 2026 from $2.2 billion in 2019. The growth of the ESS market comes from a combination of retrofits to existing solar installations and more widespread adoption of storage as part of new solar installations.

According to Wood Mackenzie’s U.S. Energy Storage Monitor, released in December 2020, the residential storage segment posted its best quarter ever in the third quarter of 2020, during the height of the coronavirus pandemic with 52 megawatts and 119 megawatt-hours of new storage installed. The U.S. market is expected to reach 7.5 gigawatts in 2025, which amounts to six-fold growth from 2020. The Q3 2021 US Energy Storage Monitor estimates that the U.S. residential market will surpass $1 billion in 2022; a 14% share of the estimated $7 billion total US Energy Storage market. The report added that Q2 surpassed Q1 2021 to become the second-largest quarter for storage deployment on record in MWh terms.

Market Drivers

Regulatory. The regulatory drivers regarding ESS come in the form of an increasing number of mandates and incentives. On the mandate side, in August of 2021, California became the first state in the country to require builders to install solar and battery storage on new commercial buildings and high-rise multifamily buildings. This state approved Energy Code also includes requirements for builders to design single-family homes so battery storage can be easily added to the already existing solar system in the future as well as incentives to eliminate natural gas from new buildings. On the incentive side, the federal Investment Tax Credit, or ITC, has been the most impactful providing a 26% credit for the cost of a unit if you pair the battery with an on-site renewable resource. For a typical ESS, the ITC can reduce the cost of the system by $4,500 to $6,000. This will become even more beneficial with the enactment of The Inflation Reduction Act, increasing the credit to 30% for all ESS. Many states are also putting incentive systems in place. Beyond states taking steps to encourage greater adoption of energy storage technologies, some utilities are now also offering incentives to home and business owners who install storage. To date, most of these utility-specific storage incentives are in the Northeast. We anticipate more of these programs being put in place in the future.

Utilities can also impact battery storage adoption on the cost side of the equation. In certain circumstances, when state utilities change their billing profiles, the market for ESS becomes more (or less) attractive. For example, Hawaii’s attachment rate rose to 80% after the state began transitioning away from net energy metering (NEM) and reduced compensation for grid exports.

Resiliency. Energy dependence has been a growing concern in the last few years as weather patterns have become more erratic. New findings from the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL) and Clean Energy Group (CEG) found that when the value of resilience is considered - preventing power outages - several more integrated solar-plus-storage projects are economically viable.

Utilities are addressing this matter in some cases through Public Safety Power Shut Off (PSPS) events (when power is purposefully turned off in the case of high winds with very dry vegetation conditions that increase wildfire risks). The direct result of this was seen in California after the PSPS events of late 2019 (below)

Consumer Perception. Although both economics and resiliency have been impactful on ESS demand, researchers at Berkeley Labs concluded that a third category of consumer perception may be adding to the trend. The feedback they received included the concept that consumers saw ESS as a “green” investment and felt like it was a way to “stick it to the utilities”. These factors are obviously less measurable than the more objective drivers above but are an additive factor in the market.

Growth Strategy

Our growth strategy is focused on expanding our core business of distributing our products on a recurring basis to small and medium sized installers and to continue expanding the application of our product into various commercial applications through development partnerships. We plan to do this through an increase in targeted direct sales and marketing to installers in ripe regional markets, concentrating efforts on adding to our national distributor partners, and marketing in ESS industry circles to identify new potential applications of our systems. Our growth thus far has been through word of mouth and networking mainly in Southern California. We have been successful in consistently growing both our installer base and our number of installs through these means, but recognize that to succeed in the national marketplace, we will need to bring on a team of sales and marketing professionals to reach our goals. We have plans to start to build out this team utilizing the proceeds from our recent offering.

Non-Residential / Commercial Growth: Our all-in-one system was engineered with the intent to be easily configurable to the needs of the client and easily serviced and updated for our installers. Flexibility due to the close contact with the manufacturing process and the adaptability of the product, along with our ability to handle commercial 208V 3-phse power, have opened up a number of new opportunities for us. These customers sought us out to create an energy storage system for their unique needs specifically because others would not or could not accept the challenge. NeoVolta was and continues to be open to customizing our products for energy storage contracts should they meet our volume, profitability, and system requirements. This strategy of flexibility in R&D is affording NeoVolta access into markets that would normally be closed to companies of our size. We will continue to leverage this customer-driven approach in the future.

New opportunities in this sector are difficult to forecast, but are a core focus of our current sales and marketing plan. As these projects roll out and begin to be publicized, we believe NeoVolta can establish itself as an energy storage system engineering firm for large projects in applications globally. We intend to take advantage of our adaptability and the nascent industry to fill these diverse and complicated needs.

Competition

We compete with several large competitors already successfully selling in the ESS space. Notable competitors include Tesla, LG Chem, Sonnen, and SMA America, among others. Some of our competitors have significantly greater financial, product development, manufacturing, marketing resources, and name recognition. In addition to competitors in the ESS space, we compete with companies in power generation equipment and other engine powered products industries. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers, along with mobile equipment, engine powered tools, solar inverter, battery storage and grid services providers, both domestic and internationally. In addition, as energy storage becomes a necessary component for residential customers to realize better value/savings from their solar PV installation, we believe new competitors will emerge in this field. There is no assurance that we will be able to successfully compete in this market.

NeoVolta Competitive Advantages:

Availability. We believe recent back-order times for competitive products have been as long as 9-months in 2021. Smaller installers rely on quick sales to install to payment to keep their business going, and the lack of availability of competitive products is often the reason they are introduced to NeoVolta. Since December 2021, NeoVolta has been delivering on orders in under two weeks, very often the same day. We achieve this by maintaining a high level of inventory relative to projected sales, component consolidation prior to shipment, and a small lot, recurring freight strategy, which we believe allows for more flexibility in getting through the supply chain. Our strategy of maintaining higher levels of inventory based on projected sales means that to the extent our sales expectations in any periods are incorrect we may suffer cash flow constraints for such periods. LG Chem recently experienced a large recall of their older systems due to fire risk and product defects associated with their lithium-ion chemistry. Inability to secure reliable product delivery, fire risk, and recalls have harmed reputations of our competitors.

Installer Service. NeoVolta considers its installer relationships to be the key to our growth. The relative newness of the industry requires a great deal of education and support to ensure quality and efficient installations. With all energy storage, there is significant necessary electrical work, which may be new to smaller solar installers. NeoVolta requires that every installer go through our Certified Installer Program and we often walk them through early installations one-on-one to get them comfortable with the product either in-person or via smart phone video. NeoVolta’s San Diego-based direct customer support is available throughout the install and for any ongoing service, as well as through our remote system monitoring. This one-on-one philosophy has generated great customer loyalty and install success and we intend to invest the resources necessary to keep this partnership culture a priority.

Superior Product. Some of our competitors have significantly greater financial, product development, manufacturing, marketing resources, and name recognition than we have. However, with the industry’s growth will come frequent and dramatic change. We believe that our 100% commitment to ESS and our size allow us to navigate this nascent industry more nimbly, and we have been able to develop distinct competitive advantages to appeal to smaller and regional independent installers. We designed the NeoVolta NV14 to be cost effective, easy to install and service, and adaptable to customer needs. We are one of very few in the ESS industry to focus virtually all our resources on energy storage systems.

Key Product Advantages:

•	Residential / Commercial: System adapts to either application without the need for any additional equipment (transformers)
•	Outdoor or Indoor installations: NEMA 3R rated
•	Higher power than most competitive options (7,680 W inverter)
•	Compatible with AC, DC or both AC and DC power
•	UL certified to have no thermal runaway and no thermal risk (UL 9540A)
•	Compatible with generators
•	Capable of adding additional battery storage capacity without need for additional inverter

Our NV14 inverter can also accept 208 Volt 3-phase commercial power by simply making a settings change. This feature allows small businesses to back up vital systems such as refrigeration, servers, alarm systems, entry and exit security features, vaults, emergency lighting, etc. Some States are beginning to require these capabilities as an emergency capability due to frequent grid outages.

IP & Product Development

We currently have one issued utility patent (US Patent No. 10,998,730) that is directed to NeoVolta’s solar power inverter system. This patent expires on November 25, 2039. A continuing utility application was also filed directed to the ‘730 patent, which is currently pending. Furthermore, another U.S. patent application was filed directed to supply circuitry that is implemented as part of NeoVolta’s solar power inverter system (the “supply circuitry patent application”), which is also currently pending. A Patent Cooperation Treaty (PCT) application has also been filed claiming priority to the supply circuitry patent application, which is also pending. The PCT application affords NeoVolta the opportunity to file a foreign application in any PCT-member country by the deadline of August 12, 2023. We also intend to further broaden our product portfolio to pursue new and diverse markets. We believe investment in our operations and engineering teams in the first quarter will accelerate these improvements.

We rely on a combination of patent, trademark, copyright, trade secret, including federal, state and common law rights in the United States and other countries, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived under their respective employment, consultant, or advisor agreement, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Our business is affected by our ability to protect against misappropriation and infringement of our intellectual property, including our trademarks, service marks, patents, domain names, copyrights and other proprietary rights.

Regulatory Environment

Regulators are quickly getting involved in the ESS space. In the past two years, California regulators have implemented major requirements, including CSIP and CPUC “rapid shutdown,” garage safety, non-ferrous cabinet, and more are being planned. We have a track record of understanding, adapting, and deploying our products in this ever-changing world.

California, via the California Public Utilities Commission (CPUC), and Hawaii appear to be leading the United States when it comes to new ESS regulations. In the past 16-months, CPUC adopted Common Smart Inverter Profile (CSIP), solar rapid shutdown, and several fire standards both inside garages and outside on residential dwellings. On June 22, 2020, with significant technical development and relationship building, NeoVolta received all certifications necessary for California CSIP compliance. On August 5, 2020, the California Energy Commission (CEC) approved NeoVolta’s CSIP application. CEC facilitates regulatory approvals for the CPUC.

In January 2021, CPUC adopted solar “rapid shutdown” requirements, which means emergency responders needed to be able to quickly terminate all with a switch or lever within a few feet of the Main Service Panel (MSP). NeoVolta already met this challenge with outside AC solar installations, and quickly met the requirements for indoor installations and DC solar.

NeoVolta’s other certifications include:

•	Underwriters Laboratories (UL) 9540, 9540A, 1973, 1741SA, 1642, and 1699B Arc Fault Circuit Protection Type
•	UL 9540A Battery Energy Storage System (ANSI/CAN/UL 9540:2020)
•	Institute of Electrical and Electronics Engineers (IEEE) 1547 (2003 standard)
•	International Electrotechnical Commission (IEC) 62897
•	Electrical Codes: National Fire Codes (NEC) 2017
•	California Public Utilities Commission (CPUC) Rule 21 Interconnection
•	Hawaii Electric Companies Source Requirement Document Version 1.1 (SRD-UL-1741-SA-V1.1)
•	CSA Group C22.2 No. 107.1:2001 Ed. 3
•	Federal Communications Commission (FCC) 15 Class B
•	National Electrical Manufacturers Association (NEMA) Type 3R
•	California Energy Commission (CEC) off-grid and on-grid R-F38
•	California Energy Commission (CEC) on-grid R-F58

NeoVolta has established a track record for quickly understanding and meeting regulatory hurdles. Although regulatory changes will cause an enduring need for increases in Research and Development (R&D) and product constraints, we believe this will also raise the barrier of entry to new market entrants. We believe NeoVolta is well positioned to face new regulatory requirements due to our battery chemistry and our product being developed in California - where regulatory standards in energy are generally set. In fact, most states default their own regulations to California’s standards for energy solar systems.

Employees

As of June 30, 2022, we have five full-time employees. Our CEO manages all Company strategy, sales and R&D, our CFO manages all finance and administration. The balance of the staff manages supply chain, technical support and marketing/sales support. We also contract for hire with four outside consultants and contractors on an ongoing basis. Also, specific contracts for non-recurring R&D. Our intent is to hire up to three executive level leaders early in the new fiscal year to head up sales & marketing, operations and product development and build out their teams.

ITEM 1A. RISK FACTORS

The following risks and uncertainties should be carefully considered in addition to the other information included in this Report. If any of the following conditions or other unknown conditions should occur, our business, financial condition or operating results could be materially harmed. An investment in our securities is speculative in nature, involves a high degree of risk and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment.

Risks Related to our Business and Industry

We are a relatively new company, with our sales having only commenced in July 2019, and we continue to have some of the risks associated with start-up ventures.

We formed our corporation in 2018. Since formation, we have focused on research, development and certification of our first energy storage system. We began marketing, sales, and installations via our certified installers in May 2019 (although no sales were completed in the year ended June 30, 2019). We may never achieve commercial success with our energy storage systems. We have limited historical financial data upon which we may base our projected revenue and operating expenses. Our relatively short operating history makes it difficult for potential investors to evaluate our technology or prospective operations and business prospects. Accordingly, we continue to be subject to many of the risks inherent in business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of net losses and we are uncertain about our future profitability.

We have incurred significant net losses since our inception. For the years ended June 30, 2022 and 2021, we have incurred net losses of $5.8 million and $7.6 million, respectively. As of June 30, 2022, we had an accumulated deficit of $15.8 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact our financial condition and significantly reduce the value of our common stock.

We may experience in the future, delays or other complications in the design, manufacture, launch and production ramp of our energy storage products which could harm our brand, business, prospects, financial condition and operating results.

We may encounter unanticipated challenges, such as supply chain or logistics constraints, that lead to delays in producing and ramping our energy storage products. Any significant delay or other complication in the production of our products or the development, manufacture, and production ramp of our future products, including complications associated with expanding our production capacity and supply chain or obtaining or maintaining regulatory approvals, and/or coronavirus impacts, could materially damage our brand, business, prospects, financial condition and operating results.

We may be unable to meet our growing energy storage production plans and delivery plans, any of which could harm our business and prospects.

Our plans call for achieving and sustaining significant increases in energy storage systems production and deliveries. Our ability to achieve these plans will depend upon a number of factors, including our ability to utilize installed manufacturing capacity, achieve the planned production yield and further increase capacity as planned while maintaining our desired quality levels and optimize design and production changes, and our suppliers’ ability to support our needs. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

We are dependent on our two main component vendors for our suppliers of batteries, inverters and other raw materials and the inability of these single-source suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results.

Our products contain numerous purchased parts which we source globally from direct suppliers, the majority of whom are currently single-source suppliers. Any significant unanticipated demand would require us to procure additional components in a short amount of time. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products. In addition, if we are required to use alternative suppliers for certain critical components, we may need to have our products go through a re-certification process with various regulatory bodies, which process may be lengthy. In such event, we would not be able to sell our products using these new components until we received all required certifications.

If we encounter unexpected difficulties with key suppliers such as our inverter or lithium-iron phosphate cell supplier, and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products. This limited, and in many cases single source, supply chain exposes us to multiple potential sources of delivery failure or component shortages for the production of our products. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to significant product design changes and delays in product deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

Changes in our supply chain may result in increased cost. If we are unsuccessful in our efforts to control and reduce supplier costs, our operating results will suffer.

There is no assurance that our suppliers will ultimately be able to meet our cost, quality and volume needs, or do so at the times needed. Furthermore, as the scale of our energy storage systems increase, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes than we have experience with. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

The duration and scope of the impacts of the COVID-19 pandemic are uncertain and may continue to adversely affect our operations, supply chain, distribution, and demand for our products.

The impact of COVID-19 on the global economy and our customers has thus far not affected us materially. To date, we have not experienced any issues with our supply chain, but delays through international ports have been experienced in the industry. If we were to encounter a significant disruption due to COVID-19 at one or more of our locations or suppliers, we may not be able to satisfy customer demand for a period of time.

Furthermore, the impact of COVID-19 on the economy, demand for our products and impacts to our operations, including the measures taken by governmental authorities to address it, may precipitate or exacerbate other risks and/or uncertainties, including specifically many of the risk factors set forth herein, which may have a significant impact on our operating results and financial condition, although we are unable to predict the extent or nature of these impacts at this time.

We are currently selling two products and if these products that we sell or install fail to perform as expected, our reputation could be harmed and our ability to develop, market and sell our products and services could be harmed.

If our energy products were to contain defects in design and manufacture that cause them not to perform as expected or that require repair or take longer than expected to become enabled or are legally restricted, our ability to develop, market and sell our products and services could be harmed. While we intend to perform internal testing on the products we manufacture, as a start-up company we currently have no frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, inverters, and energy storage products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or installation for consumers. Any product defects, delays or legal restrictions on product features, or other failure of our products to perform as expected could harm our reputation and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

We depend on a small number of wholesale dealers for a significant portion of our revenues to date.

Due to our limited operating history, we depend on a relatively small number of wholesale dealers and installers, primarily in California, for our revenue. In the year ended June 30, 2022, two such dealers represented approximately 20% each of the Company’s revenues whereas in the year ended June 30, 2021, four such dealers represented approximately 18%, 15%, 13% and 10% of the Company’s revenues. As of June 30, 2022, one dealer represented 33% of the Company’s accounts receivable. As of June 30, 2021, three such dealers represented an aggregate of 54% of our accounts receivable. Our limited customer base and concentration could expose us to the risk of substantial losses if a single dominant customer stops purchasing, or significantly reduces orders for, our products. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

If we fail to scale our business operations and otherwise manage future growth and adapt to new conditions effectively as we grow our company, we may not be able to produce, market, sell and service our products successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. We may not be successful in undertaking this expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs; adapt our products and conduct our operations to meet local requirements; implement the required infrastructure, systems and processes; and find and hire the right skills to make our growth successful.

If we are unable to achieve our targeted manufacturing costs for our energy storage products our financial condition and operating results will suffer.

As a relatively new company, we have limited historical data that ensures our targeted manufacturing costs will be achievable. While we expect in the future to better understand our manufacturing costs, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals. We may also incur substantial costs or cost overruns in utilizing and increasing the production capability of our energy storage system facilities.

If we are unable to achieve production cost targets on our products pursuant to our plans, we may not be able to meet our gross margin and other financial targets. Many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our materials and components, such as lithium iron phosphate, nickel and other components of our battery cells. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

Increases in costs, disruption of supply or shortage of materials, in particular for inverters and lithium iron phosphate cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We use various materials in our business, including inverters and lithium iron phosphate cells, from suppliers.

The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of energy storage products by our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to inverters and lithium iron phosphate cells.

These risks include:

•	an increase in the cost, or decrease in the available supply, of materials used;
•	disruption in the supply of cells due to quality issues or recalls by manufacturers;
•	tariffs on the materials we source in China, which make up a significant amount of the materials we require;
•	fluctuations in the value of the Chinese Renminbi against the U.S. dollar as our purchases for energy storage products will be denominated in Chinese Renminbi. Already in 2021, we have experienced five percent inflation in our cost of goods sold because of currency valuations; and
•	increases in global shipping costs have gone up 70 percent in 2021 due to shipping container shortages and delays at both shipping and receiving ports due to COVID and lack of appropriate workforce.

Our business is dependent on the continued supply of inverters and battery cells for the battery packs used in our energy storage products. Any disruption in the supply of inverters or battery cells could disrupt production of our battery packs we require for our energy storage product. Substantial increases in the prices for our materials or prices charged to us would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase prices in response to increased material costs could result in cancellations of energy storage orders and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. In addition, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this registration statement.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Although we believe we have designed our products for safety, product liability claims, even those without merit, could harm our business, prospects, operating results and financial condition. Our risks in this area are particularly pronounced given that we have only recently begun to deliver energy storage products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have material adverse effect on our brand, business, prospects and operating results.

The markets in which we operate are in their infancy and highly competitive, and we may not be successful in competing in these industries as the industry further develops. We currently face competition from new and established domestic and international competitors and expect to face competition from others in the future, including competition from companies with new technology.

The worldwide energy storage market is in its infancy, and we expect it will become more competitive in the future. We also expect more regulatory burden as customers adopt this new technology. There is no assurance that our energy storage systems will be successful in the respective markets in which they compete. A significant and growing number of established and new companies, as well as other companies, have entered or are reported to have plans to enter the energy storage market. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. The energy storage industry is highly competitive.

We face competition from other manufacturers, developers and installers of energy storage systems, as well as from large utilities. Decreases in the retail prices of electricity from utilities or other renewable energy sources could make our products less attractive to customers. Reduction in various federal and state rebate and incentive programs could also adversely affect product adoption.

Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

As a manufacturer of energy storage systems, we are impacted by federal, state and local regulations and policies concerning electricity pricing, the interconnection of electricity generation and storage equipment with the electric grid, and the sale of electricity generated by third-party owned systems. For example, existing or proposed regulations and policies would permit utilities to limit the amount of electricity generated by our customers with their solar energy systems, adjust electricity rate designs such that the price of our products may not be competitive with that of electricity from the grid, restrict us and our customers qualifying for government incentives and benefits that apply to renewable energy, and limit or eliminate net energy metering. If such regulations and policies remain in effect or are adopted in other jurisdictions, or if other regulations and policies that adversely impact the interconnection or use of our energy storage systems are introduced, they could deter potential customers from purchasing our energy storage products, which could harm our business, prospects, financial condition and results of operations.

We may need to assert intellectual property-related claims or defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Others, including our competitors, may hold or obtain patents, copyrights, trademarks or other proprietary rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, the holders of such intellectual property rights may assert their rights and urge us to take licenses, and/or may bring suits alleging infringement or misappropriation of such rights. We may consider the entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses could significantly increase our operating expenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the goods and services we offer, to pay substantial damages and/or license royalties, to redesign our products and services, and/or to establish and maintain alternative branding for our products and services. In the event that we were required to take one or more such actions, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

In August 2021, we entered into an exclusive supply agreement with our Asian supplier pertaining to our NV7600 product. This agreement contains provisions that address the ownership and use of intellectual property rights. While we are unaware of any present dispute concerning this agreement or our other agreements that concern ownership of or use of intellectual property rights , future disputes may arise concerning this or other agreements we have entered into that concern ownership of or use of intellectual property rights.

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights.

We consider our intellectual property rights to be important assets, and seek to protect them through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. Not only are intellectual property-related proceedings burdensome and costly, but they could span years to resolve and we might not ultimately prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products.

Potential tariffs or a global trade war have increased our costs and could further increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.

In 2019, the Trump Administration announced tariffs on goods imported from China in connection with China’s intellectual property practices. Our products depend on materials from China, namely inverters and batteries, which are the main components of our products. Traditionally, the tariff rate for our imports has been 3.4%. Presently, our tariff rate is 10.9% on these imports. To date, the Biden Administration has made no significant changes to these Chinese tariffs.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China, what products may be subject to such actions, or what actions may be taken by the China in retaliation. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and our product margins. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.

Our industry is subject to technological change, and our failure to continue developing new and improved products and to bring these products rapidly to market could have an adverse impact on our business.

New products, or refinements and improvements to our existing products, may have technical failures, delayed introductions, higher than expected production costs or may not be well accepted by our customers. If we are not able to anticipate, identify, develop and market high quality products in line with technological advancements that respond to changes in customer preferences, demand for our products could decline and our operating results could be adversely affected.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2022 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information, and our inability to maintain the confidentiality of that information, due to unauthorized disclosure or use, or other event, could have a material adverse effect on our business.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, advisors, contractors and collaborators. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

We are heavily reliant on Brent Willson, our Chief Executive Officer and President, and the departure or loss of Brent Willson could disrupt our business.

We depend heavily on the continued efforts of Brent Willson, our Chief Executive Officer and President and a director. Mr. Willson, who is also a director, is the founder of NeoVolta and is essential to our strategic vision and day-to-day operations and would be difficult to replace. The departure or loss of Mr. Willson, or the inability to timely hire and retain a qualified replacement, could negatively impact our ability to manage our business.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

Risks Related to Our Securities

Our executive officers and directors will exercise significant control over us for the foreseeable future, which will limit our shareholders ability to influence corporate matters and could delay or prevent a change in corporate control.

As of the closing of our recent underwritten public offering, our executive officers and directors currently hold or have the right to acquire, in the aggregate, up to approximately 13.9% of our outstanding common stock. As a result, these stockholders will be able to influence our management and affairs and heavily influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

These stockholders may have interests, with respect to their common stock, that are different from our other stockholders and the concentration of voting power among one or more of these stockholders may have an adverse effect on the price of our common stock.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our company; (2) impeding a merger, consolidation, takeover or other business combination involving our company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, who acquired their shares of common stock at prices substantially below our current trading price, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up agreements such stockholders entered into in connection with our July 2022 offering expire and other restrictions on resale lapse, the trading price of our common stock could be adversely impacted.

Certain of our stockholders holding an aggregate of 13,907,867 shares and our officers and directors, have agreed not to offer, sell, dispose of or hedge such shares of our common stock, subject to specified limited exceptions, during the period continuing through the date that is 180 days after the date of our IPO, or January 23, 2023. Upon the expiration of the lock-up agreements, all such shares will be eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Upon expiration of each of these lock-up periods or upon the ability to sell shares pursuant to Rule 144, the trading price of our common stock could be adversely impacted if these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market.

Nevada law and provisions in our articles of incorporation and bylaws could make a takeover proposal more difficult.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our articles of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our articles of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•	place restrictive requirements (including advance notification of stockholder nominations and proposals) on how special meetings of stockholders may be called by our stockholders; do not provide stockholders with the ability to cumulate their votes; and
•	provide that our board of directors may amend our bylaws.

Additionally, our authorized capital includes preferred stock issuable in one or more series. Our board has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
•	the last day of the fiscal year following the fifth anniversary of our initial public offering;
•	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
•	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);
•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and
•	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation.

For so long as we remain an emerging growth company, we:

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and
•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our common stock less attractive as a result of our election, we may have difficulty raising additional capital.

Our shareholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

We are authorized to issue an aggregate of 100,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.

We intend to seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our articles of incorporation authorizes us to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce our stockholders influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

The Warrants we issued in our July 2022 offering are speculative in nature, and the trading market for our Warrants are volatile, sporadic and limited.

The Warrants we issued in our July 2022 offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Warrants may exercise their right to acquire the common stock and pay an exercise price of $4.00 per share, up to five years from the date of issuance, after which date any unexercised Warrants will expire and have no further value. In addition, the trading market for the Warrants is volatile, sporadic and limited.

Holders of the Warrants we issued in our July 2022 offering will have no rights as a common stockholder until they acquire our common stock.

Until holders of the Warrants we issued in our July 2022 offering acquire shares of our common stock upon exercise of the Warrants, the holders will have no rights with respect to shares of our common stock issuable upon exercise of the Warrants. Upon exercise of the Warrants, the holder will be entitled to exercise the rights of a common stockholder as to the security exercised only as to matters for which the record date occurs after the exercise.

Although our securities recently became listed on Nasdaq, there can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, a failure of which could result in a de-listing of our common stock.

The Nasdaq Capital Market requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are able to maintain the listing of our securities on Nasdaq, we may be unable to satisfy these requirements or standards and we could subject our securities to delisting, which would have a negative effect on the price of our common stock and would impair our security holders’ ability to sell or purchase our common stock or Warrants when they wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

The price of our common stock and Warrants may be volatile.

The market price of our common stock and Warrants is highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	conversions from preferred stock to common stock;
•	sales of our common and preferred stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock and Warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Commencing January 2021, NeoVolta moved into a new dedicated headquarters and manufacturing facility in Poway, California, just north of San Diego. This state-of-the-art, energy-efficient facility has ample square footage, shipping and receiving space, and office spaces to support the company’s growth by providing double the production capability and increases shipping efficiency from that of our previous facility. We believe this facility will accommodate our growth for at least three years. The facility was secured under a sublease agreement with our contract manufacturer. Under the terms of the sublease agreement, we are required to make rental payments of $10,350 per month during the initial one-year term of the agreement. The sublease agreement is renewable upon mutual agreement of both parties for up to four additional years at a modest increase in the monthly rent, however, we are under no obligation to renew it.

All of NeoVolta’s products are manufactured in-house at our Poway, CA facility. We manufacture our products in an efficient build-to-order model, keeping very little finished-goods inventory. We sublease and share our facility with our contract manufacturer, ConnectPV, creating a seamless transition from sub-components to finished goods that are ready for shipping in a short amount of time.

We issue build orders to ConnectPV, they pull raw materials from the warehouse, assemble the final units and prepare them for shipment or pick-up. Our timeline from order to delivery is usually less than two-weeks.

The end-product is then picked up or shipped from our docks, signed off by our installer and logged into our system when installed for system monitoring.

We run multiple quality checks throughout the process and have systems to track components and end-units from Asia to San Diego to the end-user’s location. Our manufacturing partner records all component serial numbers, all torque settings, and annotates all required item numbers and functionality prior to packaging.

We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that we believe is not ordinary routine litigation incidental to our business or otherwise material to the financial condition of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since July 28, 2022, our common stock and Warrants have been listed on the NASDAQ Capital Market (“Nasdaq”) under the symbols “NEOV” and “NEOVW,” respectively. From October 2019 to July 27, 2022, our common stock was quoted on the OTCQB Marketplace (the “OTCQB”) under the symbol “NEOV.”

Holders

As of September 27, 2022, there were approximately 120 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short term and long-term cash availability, working capital, working capital needs, and other factors as determined by our Board of Directors.

Recent Sales of Unregistered Securities

In October 2021, we completed a private placement of convertible notes in aggregate principal amount of $1,068,000 to accredited investors. In conjunction with the public offering we completed in August 2022, all holders of the convertible notes converted their debt into a total of 267,000 shares of common stock at the stated conversion rate. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder.

In December 2021, we issued 104,165 shares of our common stock to four advisors as compensation for advisory board services provided to the Company. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder.

In March 2022, we issued 1,000,000 of previously earned shares of our common stock to Canmore International as payment for reaching certain milestones under a compensation contract. At that time, we also issued 75,000 shares earned by a director and an attorney, and 8,568 shares to PMP Energy as payment for reaching certain volume thresholds pursuant to a distribution agreement. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Offering

On August 1, 2022, we completed our public offering of our common stock and Warrants, and on August 5, 2022, the underwriters of the offering exercise the over-allotment option in connection with such offering. Pursuant to the offering, we issued and sold 1,121,250 shares of our common stock and 1,121,250 Warrants to purchase our common stock at a price to the public of $4.00 per share. All of the shares of common stock, Warrants and shares of common stock underlying the Warrants were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-264275), which was declared effective by the SEC on July 27, 2022. We received net proceeds of approximately $3,855,000, after deducting underwriting discounts and commissions and offering expenses borne by us of approximately $630,000. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock, or (iii) our affiliates. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC on July 29, 2022 pursuant to Rule 424(b)(4). Maxim Group, LLC acted as sole book-running manager for the offering. The offering commenced on July 27, 2022 and did not terminate before all securities registered in the registration statement were sold.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that are based on current expectations and involve various risks and uncertainties that could cause our actual results to differ materially from those expressed in these forward-looking statements. We encourage you to review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections in this report.

Overview

We are a designer, manufacturer, and seller of high-end Energy Storage Systems (or ESS), primarily our NeoVolta NV14 and NV 24, which can store and use energy via batteries and an inverter at residential or commercial sites. We were founded to identify new ways to leverage emerging technologies with the dynamic changes that are taking place in the energy delivery space. We primarily market and sell our products directly to our certified solar installers and solar equipment distributors. We also are also pursuing agreements with residential developers, commercial developers, and other commercial opportunities. Because we are purely dedicated to energy solar systems, virtually of our current resources and efforts go into further developing our flagship NV14 and NV 24 products, while focusing on specific industry needs for our next generation of products. We believe we are unique in the marketplace due to our low cost, our innovative battery chemistry, our product versatility and our commitment to installer service. Because of these factors, we believe NeoVolta is uniquely equipped to establish itself as a major player in the energy storage market.

In May 2019, we completed a public offering of shares of our common stock pursuant to Regulation A of the Securities Act (the “IPO”). The IPO was for a total of 3,500,000 shares of our common stock at an offering price of $1.00 per share. We used the proceeds of the IPO to ramp up production, marketing, and sales of our NV14 product line. In that regard, we have used the proceeds from the offering to fund the marketing, production and distribution of our products, which commenced in July 2019 through a group of wholesale customers in California, as well as to provide additional working capital for other corporate purposes. We have expanded to include one wholesale distribution customer in Nevada.

As further discussed below under “Liquidity and Capital Resources,” we completed an underwritten public offering of our equity securities in the form of Units in August 2022. We sold a total of 1,121,250 Units in the offering at an offering price to the public of $4.00 per Unit. The gross proceeds of the offering were $4,485,000 and the net proceeds, after deduction of underwriting discounts and other offering costs, were approximately $3,855,000. We are planning to use the proceeds of this public offering to increase our current production capacity, expand our product portfolio, enlarge our product marketing and sales efforts, and for other general corporate purposes.

Underwritten Public Offering

In early August 2022, we completed an underwritten public offering of our equity securities in the form of Units with each Unit consisting of one share of common stock and one warrant (the “Warrants”) to purchase one share of common stock at an exercise price of $4.00 per share. The shares of common stock and the Warrants comprising the Units were immediately separated at closing of the offering and each is now independently listed on the NASDAQ Capital Market under the symbols “NEOV” and “NEOVW,” respectively. Each Warrant became exercisable on the date of issuance and will expire five years from the date of issuance.

Between the initial closing of the offering and the underwriters’ exercise of the overallotment option, we sold a total of 1,121,250 Units in the offering at an offering price to the public of $4.00 per Unit. The gross proceeds of the offering, including the underwriters’ exercise of the overallotment option, were $4,485,000 and the net proceeds, after deduction of underwriting discounts and other offering costs, were approximately $3,855,000. We are planning to use the proceeds of this public offering to increase our current production capacity, expand our product portfolio, enlarge our product marketing and sales efforts, and for other general corporate purposes.

In conjunction with the public offering, all holders of the Company’s 2018 convertible notes in the total amount of $53,716 converted their debt into a total of 9,404,867 shares of common stock at the stated conversion rate, and all holders of the Company’s 2021 convertible notes in the total amount of $1,068,000 converted their debt into a total of 267,000 shares of common stock at the stated conversion rate (see Note 3 “Equity” of the notes to our financial statements for the fiscal year ended June 30, 2022, set forth below under, “Index to Financial Statements”). As a result of the closing of the public offering and the conversion of both sets of convertible notes, the Company has a total of 32,770,368 shares of common stock outstanding and has fully eliminated its convertible debt.

Results of Operations

Comparison of the Years Ended June 30, 2022 and 2021

Revenues - Revenues from contracts with customers for the year ended June 30, 2022 were $4,473,514 compared to $4,823,510 for the year ended June 30, 2021. Such decrease partially reflected the negative impact of the COVID-19 pandemic on sales of our assembled energy storage systems as well as timing differences in receiving installation orders from our major wholesale dealers and installers operating in California and other states in the two quarters ended June 30, 2022.

Cost of Goods Sold - Cost of goods sold for the year ended June 30, 2022 were $3,806,381 compared to $4,175,795 for the year ended June 30, 2021. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 15% and 13%, respectively, with the comparative increase largely due to differences with regard to the impact of temporary tariffs on materials we source from China.

General and Administrative Expense - General and administrative expenses for the year ended June 30, 2022 were $6,353,920 compared to $8,255,865 for the year ended June 30, 2021. Such decrease was primarily due to the reduction in the expense recorded for the fair value of incentive shares of common stock earned by the Company’s executive officers under their Board approved contracts, largely resulting from a lesser number of shares being earned in the year ended June 30, 2022 compared to the year ended June 30, 2021.

Research and Development Expense - Research and development expenses for year ended June 30, 2022 were $68,503 compared to $42,801 for year ended June 30, 2021. Such fluctuation was due to a modest increase in the level of the Company’s product development efforts. We expect research and development expense to increase in the future as we improve and expand upon our product portfolio.

Interest Expense - Interest expense for the year ended June 30, 2022 was $49,544 compared to $24,521 for the year ended June 30, 2021, reflecting an increase resulting from the interest expense accrued on new convertible notes issued in October 2021, partially offset by discontinuing the amortization of a previously recorded debt discount to interest expense, which was associated with convertible notes issued in May 2018, due to the adoption of a new accounting principle on July 1, 2021.

Gain on Forgiveness of Debt - Gain on forgiveness of debt for the year ended June 30, 2022 was zero compared to $29,600 for the year ended June 30, 2021, reflecting the forgiveness of a U.S. government sponsored loan that was received in May 2020 and was subsequently forgiven in full in February 2021.

Net Loss - Net loss for the year ended June 30, 2022 was $5,804,834 compared to $7,645,872 for the year ended June 30, 2021, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the year ended June 30, 2022 was $1,163,296, compared to $883,623 in the year ended June 30, 2021, largely due to a somewhat higher net cash operating loss in the current fiscal year period.

Financing activities. Net cash provided by financing activities in the year ended June 30, 2022 was $1,068,000, compared to zero in the year ended June 30, 2021. This fluctuation was entirely attributable to the issuance of short-term convertible notes to a group of accredited investors in October 2021 in the amount of $1,068,000.

As of June 30, 2022, we had a cash balance of $0.3 million and net working capital of $2.7 million. However, in early August 2022, we completed an underwritten public offering of our equity securities in the form of Units with each Unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.00 per share. Between the initial closing of the offering and the underwriters’ exercise of the overallotment option, we sold a total of 1,121,250 Units in the offering at an offering price to the public of $4.00 per Unit. The gross proceeds of the offering, including the underwriters’ exercise of the overallotment option, were $4,485,000 and the net proceeds, after deduction of underwriting discounts and other offering costs, were approximately $3,855,000.

In conjunction with the public offering, all holders of the Company’s 2018 convertible notes in the total amount of $53,716 converted their debt into a total of 9,404,867 shares of common stock at the stated conversion rate, and all holders of the Company’s 2021 convertible notes in the total amount of $1,068,000 converted their debt into a total of 267,000 shares of common stock at the stated conversion rate. As a result of the closing of the public offering and the conversion of both sets of convertible notes, the Company has a total of 32,770,368 shares of common stock outstanding and has fully eliminated its convertible debt.

Currently, we are generating a roughly break-even level of net operating cash flow, excluding the higher corporate overhead expenses related to our recently completed public offering, from our net sales. However, we have not sustained such performance on a consistent basis for an extended period of time. We anticipate that demand for our products will continue to increase and that we will have sufficient cash to operate for at least the next 12 months, after taking into consideration the additional equity offering completed in August 2022, as noted above.

Recent Developments

As a result of the continued spread of the COVID-19 coronavirus since early 2020, economic uncertainties have arisen which could impact business operations, supply chains, energy demand, and commodity prices that are beyond our control. In early 2022, we experienced some negative impact of the COVID-19 pandemic on the sales of our assembled energy storage systems, primarily through a group of wholesale dealers and installers located in California. We continue to monitor COVID-19, but do not believe it will have a material unfavorable impact to our future financial performance at this time.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Critical Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our limited historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that certain accounting policies, particularly those related to the recognition of revenues arising from the sales of our ESS products to customers of our business, affect our more significant judgments and estimates used in the preparation of our financial statements. With regard to revenue recognition, the Company recognizes revenue in accordance with Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted on July 1, 2019 using the modified retrospective method, with no impact to the Company’s comparative financial statements. Revenues are recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contact with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

See “Note 1. Business and Summary of Significant Accounting Policies” of the notes to our financial statements for the fiscal year ended June 30, 2022, set forth below under, “Index to Financial Statements”, for a further description of our critical accounting policies and estimates.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We are using the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our August 2022 offering, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NeoVolta Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

NeoVolta, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeoVolta, Inc. (the “Company”) as of June 30, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2018

Houston, Texas

September 27, 2022

NEOVOLTA INC.

Balance Sheets

	June 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$330,385	$425,681
Accounts receivable	1,317,738	1,128,444
Inventory	2,238,208	1,662,140
Prepaid insurance and other current assets	239,001	45,926
Total current assets	4,125,332	3,262,191

Total assets	$4,125,332	$3,262,191

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$205,600	$53,510
Accrued interest payable	53,436	3,918
Other accrued liabilities	127,356	36,821
Convertible notes payable	1,068,000	–
Total current liabilities	1,454,392	94,249

Convertible notes payable (net of unamortized discount of $-0- and $41,307 as of June 30, 2022 and 2021, respectively)	53,716	19,308
Total liabilities	1,508,108	113,557

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,977,251 and 19,640,888 shares issued and outstanding	21,978	19,641
Additional paid-in capital	18,394,641	13,169,363
Accumulated deficit	(15,799,395)	(10,040,370)
Total stockholders' equity	2,617,224	3,148,634

Total liabilities and stockholders' equity	$4,125,332	$3,262,191

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Operations

	Year Ended June 30,
	2022	2021

Revenues from contracts with customers	$4,473,514	$4,823,510
Cost of goods sold	3,806,381	4,175,795
Gross profit	667,133	647,715

Operating expenses:
General and administrative	6,353,920	8,255,865
Research and development	68,503	42,801
Total operating expenses	6,422,423	8,298,666

Loss from operations	(5,755,290)	(7,650,951)

Other income (expense):
Interest expense	(49,544)	(24,521)
Gain on forgiveness of debt	–	29,600
Total other income (expense)	(49,544)	5,079

Net loss	$(5,804,834)	$(7,645,872)

Weighted average shares outstanding - basic and diluted	20,554,985	17,889,327

Net loss per share	$(0.28)	$(0.43)

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2020	14,421,528	$14,422	$5,714,482	$(2,394,498)	$3,334,406

Issuance of common stock for conversion of debt and accrued interest	3,604,830	3,605	19,106	–	22,711

Stock compensation expense	1,614,530	1,614	7,435,775	–	7,437,389

Net loss	–	–	–	(7,645,872)	(7,645,872)

Balance at June 30, 2021	19,640,888	$19,641	$13,169,363	$(10,040,370)	$3,148,634

Issuance of common stock for conversion of debt and accrued interest	1,098,630	1,099	5,823	–	6,922

Stock compensation expense	1,237,733	1,238	5,306,571	–	5,307,809

Adjustment for change in accounting principle	–	–	(87,116)	45,809	(41,307)

Net loss	–	–	–	(5,804,834)	(5,804,834)

Balance at June 30, 2022	21,977,251	$21,978	$18,394,641	$(15,799,395)	$2,617,224

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Cash Flows

	Year Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,804,834)	$(7,645,872)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	5,307,809	7,437,389
Amortization of beneficial conversion feature	–	21,780
Gain on forgiveness of debt	–	(29,600)
Changes in current assets and liabilities
Accounts receivable	(189,294)	(737,332)
Inventory	(576,068)	(108,844)
Prepaid expenses and other current assets	(193,075)	104,089
Accounts payable - others	152,090	49,850
Accrued expenses	140,076	24,917
Net cash flows used in operating activities	(1,163,296)	(883,623)

Cash flows from financing activities:
Proceeds from convertible notes payable	1,068,000	–
Net cash flows from financing activities	1,068,000	–

Net decrease in cash and cash equivalents	(95,296)	(883,623)

Cash and cash equivalents at beginning of period	425,681	1,309,304

Cash and cash equivalents at end of period	$330,385	$425,681

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$6,922	$22,711
Adjustment of debt discount related to adoption of new accounting principle	$87,116	$–

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Notes to Financial Statements

June 30, 2022

(1)           Business and Summary of Significant Accounting Policies

Description of Business – NeoVolta Inc. (“we”, “our” or the "Company") is a Nevada corporation, which was formed on March 5, 2018. The Company is a designer, seller and manufacturer of Energy Storage Systems (ESS) which can store and use energy via batteries and an inverter at residential sites. The Company completed a public offering of shares of its common stock pursuant to Regulation A in May 2019 (see Note 3), and began assembling and selling its proprietary ESS units through wholesale customers, primarily in California, in the fiscal year ended June 30, 2020. In August 2022, the Company completed an underwritten public offering of its equity securities resulting in its common stock and warrants becoming listed on a national exchange (see Note 7).

Basis of Presentation – The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at June 30, 2022 was $80,385.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. No inventory reserve was required as of June 30, 2022. The following table presents the components of inventory as of June 30, 2022 and 2021:

	June 30,
	2022	2021

Raw materials	$1,845,973	$1,245,945
Work in process	22,768	416,195
Finished goods	369,467	–

Total	$2,238,208	$1,662,140

Revenue Recognition – The Company recognizes revenue in accordance with Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Revenues are recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contact with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, primarily in California. In the year ended June 30, 2022, two such dealers represented approximately 20% each of the Company’s revenues whereas in the year ended June 30, 2021, four such dealers represented approximately 18%, 15%, 13% and 10% of the Company’s revenues. As of June 30, 2022, one dealer represented 33% of the Company’s accounts receivable. As of June 30, 2021, three dealers represented an aggregate of 54% of the Company’s accounts receivable. Under its present contracts with customers, the Company’s sole performance obligation is the delivery of products to the customer. Since all of the Company’s revenue is currently generated from the sales of similar products delivered to customers in domestic locations, no further disaggregation of revenue information for the years ended June 30, 2022 and 2021 is provided.

Allowance for Doubtful Accounts – The Company recognizes an allowance for doubtful accounts whenever a loss is expected to be incurred in the realization of a customer’s account. As of June 30, 2022, no allowance for doubtful accounts has been recorded.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates.

Stock Compensation Expense – Employee and non-employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2022, the Company had outstanding common stock equivalents of 9,404,867 shares related to convertible notes, including accrued interest, issued in May 2018, and 267,000 shares related to convertible notes issued in October 2021 (see Notes 2 and 7).

Research and Development Costs – Research and development costs are expensed as incurred.

Use of Estimates – Management has made a number of estimates and assumptions in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. As a result of the continued spread of the COVID-19 coronavirus since early 2020, economic uncertainties have arisen which could impact business operations, supply chains, energy demand, and commodity prices that are beyond our control. Overall, we have not experienced a material adverse impact to our economic performance or ability to continue our business operations as a result of COVID-19. We continue to monitor COVID-19, but do not believe it will have a material unfavorable impact to our future financial performance at this time.

Related Parties - The Company accounts for related party transactions in accordance with ASC 850 (“Related Party Disclosures”). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that it might be prevented from fully pursuing its own separate interests is also a related party.

Fair Value Measurements and Financial Instruments - ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.  The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying value of long-term debt approximates fair value since the related rate of interest approximates current market rates.

At June 30, 2022 and 2021, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Effective as of July 1, 2021, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). As a result of the adoption of this new accounting principle, using the modified retrospective method, the Company no longer recognized a beneficial conversion feature associated with the issuance of any convertible debt. Accordingly, the Company adjusted the beneficial conversion feature associated with the convertible notes issued in 2018 as of July 1, 2021 by reversing the previously recorded cumulative amortization expense of $45,809 and the remaining unamortized balance of the debt discount of $41,307, with an offsetting adjustment to reduce additional paid-in capital, in the amount of $87,116 (see Note 2).

Liquidity – These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern has been dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As disclosed in Note 7, we completed a public offering of our equity securities in August 2022 that raised net total proceeds of approximately $3,855,000. With the proceeds of this equity offering, we anticipate that we will have sufficient cash resources in order to operate our business for at least the next 12 months from the date these financial statements are issued.

(2)           Notes Payable

On various dates beginning in May 2018, the Company entered into six unsecured convertible notes payable for aggregate proceeds of $104,688. Each note bears interest at 12% per annum and both principal and accrued interest are due at maturity five years from the date of issuance. These notes are convertible at any time, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.0063 per share. The Company performed an analysis to determine whether there was a beneficial conversion feature and noted none. The notes are structured to be converted into shares of the Company’s common stock at the conversion price, subject to a shareholder limitation of 4.99% of the Company’s outstanding common stock. This conversion feature resulted in the full repayment of the notes payable owed to two such note holders in conjunction with the closing of an IPO in May 2019 and left the four remaining note holders with a total outstanding principal balance of $87,116 (see Notes 3 and 7).

Effective May 19, 2019, the remaining holders of the convertible notes payable agreed to prospectively amend the terms of the outstanding balance of their notes to reduce the interest rate from 12% per annum to 3.99% per annum and to change the interest accrual method from a compound to a simple basis. Due to this amendment, the Company was required to perform an updated debt modification analysis under ASC 470 and determined that the amendment qualified as an extinguishment of debt and therefore a beneficial conversion feature was required to be evaluated as of the date of the modification. Since the fair value of the Company’s common stock at the time of the amendment was sufficiently higher than the conversion price, it was determined that a beneficial conversion feature in the amount of $87,116 existed as of that date. Accordingly, the Company recorded a debt discount, offset by a credit to additional paid-in capital, in the amount of $87,116 as of May 19, 2019, and began amortizing the debt discount to interest expense over the remaining term of the notes. As of July 1, 2021, the Company adopted a new accounting standard for convertible debt by reversing the previously recorded cumulative amortization expense of $45,809 and the remaining unamortized balance of the debt discount of $41,307, with an offsetting adjustment to reduce additional paid-in capital, in the amount of $87,116 (see Note 1).

In the years ended June 30, 2022 and 2021, holders of certain convertible notes payable elected to convert portions of their notes, consisting of both principal and accrued interest, in the aggregate amounts of $6,922 and $22,711, respectively, into equity. Based upon the stated conversion price of $0.0063 per share, these investors elected to convert or exchange such convertible notes payable into a total of 1,098,630 and 3,604,830 shares of common stock for the years ended June 30, 2022 and 2021, respectively (see Notes 3 and 7).

On October 18, 2021, the Company completed a new convertible debt offering with a group of accredited investors via the issuance of notes in the total amount of $1,068,000. The unsecured notes bear interest at the rate of 6% per annum and are due one year from the date of issuance. In the event, however, of a qualified public offering of the Company’s common stock pursuant to which the Company’s common stock becomes listed for trading on a national securities exchange, the principal amount of the notes and any accrued interest will be automatically converted into shares of the Company’s common stock at a conversion price of $4.00 of principal per share(see Note 7).

As of June 30, 2022, the future maturities of all notes payable are as follows (see Note 7):

Year ending June 30, 2023	$1,068,000
Year ending June 30, 2024	53,716
$1,121,716

As a result of the economic impact of the coronavirus pandemic in early 2020, the Company applied for and received a loan under the U.S. government sponsored Paycheck Protection Program (“PPP”) in May 2020 in the amount of $29,600. Under the terms of the PPP loan, the Company was allowed to apply to have the PPP loan forgiven provided that it met certain documentation requirements. The Company made such an application in late 2020 and the loan was subsequently forgiven in full, effective February 26, 2021. Accordingly, the Company recognized a gain on the forgiveness of debt for the year ended June 30, 2021 in the amount of $29,600.

(3)           Equity

Common Stock – In the years ended June 30, 2022 and 2021, holders of certain convertible notes payable elected to convert portions of their notes, consisting of both principal and accrued interest, in the aggregate amounts of $6,922 and $22,711, respectively, into equity. Based upon the stated conversion price of $0.0063 per share, these investors elected to convert or exchange such convertible notes payable into a total of 1,098,630 and 3,604,830 shares of common stock for the years ended June 30, 2022 and 2021, respectively (see Notes 2 and 7).

Stock Compensation Expense – In December 2019, the Company awarded a total of 700,000 shares of common stock to a company controlled by the Company’s Chief Executive Officer (“CEO”) and a marketing consultant. The Company valued the stock awards at a total amount of $700,000, based on the above-noted public offering price of $1.00 per share. For the 500,000 shares awarded to a company controlled by the Company’s CEO, the Company immediately amortized $500,000 as a non-cash charge to expense as such shares were considered to have been earned by the CEO under the Company’s milestone incentive compensation program, as of December 31, 2019, notwithstanding that issuance of the shares was deferred until a later date (such shares were not issued until March 2022). For the 200,000 shares awarded to a marketing consultant, the Company amortized $200,000 as a non-cash charge to expense over his 24 month services agreement.

In June 2020, the Company entered into new Board approved employment contracts with the Company’s two executive officers and also entered into a related contractor agreement with a company controlled by the Company’s CEO. Pursuant to such contracts, the company controlled by the Company’s CEO and the Company’s Chief Financial Officer, in his individual capacity, met the necessary milestones to earn a total of 1,600,000 incentive shares of common stock, with a fair value of $6,976,000, as of December 31, 2020. These shares, plus another 14,530 incentive shares earned by a wholesale dealer (see Note 5), were issued in February 2021. In the year ended June 30, 2021, the Company recognized non-cash stock compensation expense for the fair value of such shares, along with the final amortization expense attributable to shares previously granted to the marketing consultant, in the total amount of $7,437,389, which also included the fair value of certain earned shares subsequently issued to other grantees.

Pursuant to the above noted contract with a company controlled by the Company’s CEO, such company met the necessary milestones to earn a total of an additional 500,000 incentive shares of common stock as of December 31, 2021, with a then current value of $3,505,000. These shares, plus another 500,000 incentive shares previously earned by that company, were issued in the quarter ended March 31, 2022, at which time the agreement with the company controlled by the Company’s CEO was terminated and the CEO entered into a new employment agreement, as described in the following paragraph. In the year ended June 30, 2022, the Company issued a total of 1,237,733 shares of common stock to all grantees, including the aggregate 1,000,000 shares of common stock attributable to the company controlled by the CEO. In the year ended June 30, 2022, the Company recognized total non-cash stock compensation expense of $5,307,809 as follows: (i) $4,534,554 for the fair value of the 500,000 newly earned shares by the CEO controlled company plus the fair value of earned shares issued to several other grantees, including $278,750 for the amortized value of 50,000 shares attributable to a new independent director and $60,062 for 8,568 incentive shares earned by a wholesale dealer (see Note 5); and (ii) $773,255 for non-cash stock compensation attributable to the new employment contracts entered into with the two executive officers, as further described in the next two paragraphs.

In February 2022, we entered into a new employment agreement with our CEO, effective April 1, 2022. The initial term of the employment agreement is one year and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $165,000. Pursuant to the agreement, we issued our CEO a restricted stock unit (“RSU”) award for up to 150,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 50,000 shares; and (ii) Milestone 2 - Produce 2,000 ESSs in 2022 and continue his employment with our company until January 1, 2023: 100,000 shares.

In February 2022, we entered into a new employment agreement with our Chief Financial Officer (“CFO”), effective March 1, 2022. The initial term of the employment agreement is one year and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $125,000. Pursuant to the agreement, we issued our CFO an RSU award for up to 300,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 250,000 shares; and (ii) Milestone 2 - successfully complete and file the Company’s Form 10-K for the year ended June 30, 2023 no later than September 29, 2023 and continue his employment with our company until January 1, 2024: 50,000 shares.

Based upon the Company’s assessment of the probability of the CEO and CFO ultimately achieving each milestone specified under the RSU awards indicated above, the Company has calculated the grant date value of such awards and is amortizing it as stock compensation expense over the underlying performance periods. As previously indicated, the Company has recognized stock compensation expense applicable to such RSU awards in the amount of $773,255 for the year ended June 30, 2022.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Option Plan with an authorization for the issuance of up to 2,500,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors. As of June 30, 2022, the Company has made awards totaling 450,000 shares for the RSU’s granted to two executives, as noted above, under the Plan.

(4)           Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the federal statutory rate, compared to the Company’s income tax expense as reported, is as follows (rounded to nearest $00):

	Year Ended June 30,
	2022	2021

Income tax benefit computed at statutory rate	$104,400	$39,200
Change in valuation allowance	(104,400)	(39,200)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets at the currently enacted corporate income tax rate are as follows (rounded to nearest $00):

	June 30, 2022	June 30, 2021
Deferred income tax assets:
Net operating losses	$414,600	$310,200
Valuation allowance	(414,600)	(310,200)
Net deferred income tax assets	$–	$–

The Company has a cumulative tax operating loss carry forward as of June 30, 2022 of approximately $1,974,000, with an indefinite expiration period.

(5)           Commitments and Contingencies

Effective January 1, 2021, the Company secured new corporate and manufacturing office space under a sublease agreement with its contract manufacturer (see Note 6). Under the terms of the sublease agreement, the Company is required to make rental payments of $10,350 per month during the initial one-year term of the agreement. The sublease agreement is renewable upon mutual agreement of both parties for up to four additional years at a modest increase in the monthly rent, however, the Company is under is no obligation to renew it. Management has determined that the exercise of the renewal option is not reasonably certain and, as such, the Company has accounted for it as a short-term lease under ASC 842, Leases. Effective January 1, 2022, the Company elected to renew the agreement for another one year period.

As indicated in Note 1, the Company sells its proprietary ESS units through wholesale dealers, primarily in California. In that regard, the Company has entered into agreements with several wholesale dealers operating in California and other states under which the Company has incentivized the dealers to achieve quarterly sales above targeted levels by agreeing to grant them shares of the Company’s common stock for exceeding such quarterly sales targets, subject to defined maximums. Pursuant to such agreements, one dealer met the necessary milestones to earn 14,530 incentive shares of common stock in December 2020, which were issued in February 2021, and also earned another 8,568 incentive shares of common stock in December 2021, which were issued in March 2022.

From time to time in the ordinary course of our business, the Company may be involved in legal proceedings, the outcomes of which may not be determinable. The Company is not involved in any legal proceedings at this time. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable.

(6)           Related Party Transactions

An executive officer of the corporate parent company of our contract manufacturer (see Note 5) was nominated to become a director of the Company in January 2022 and his appointment became effective upon our completion of a public offering in August 2022 (see Note 7). Pursuant to an agreement that we reached with our contract manufacturer prior to such nomination and appointment, we made payments to that company to assemble our energy storage systems during the year ended June 30, 2022 in the total amount of $857,025. Additionally, we made contractual payments to that company for our rental of office space during the year ended June 30, 2022 in the total amount of approximately $126,000.

(7)           Subsequent Events

On August 1, 2022, the Company completed an underwritten public offering of its equity securities in the form of Units with each Unit consisting of one share of common stock and one warrant (each, a “Warrant” and collectively, the “Warrants”) to purchase one share of common stock at an exercise price of $4.00 per share. The shares of common stock and the Warrants comprising the Units were immediately separated at closing of the offering and each is now independently listed on the NASDAQ Capital Market. Each Warrant became exercisable on the date of issuance and will expire five years from the date of issuance.

At the initial closing, a total of 975,000 Units were sold in the offering at an offering price to the public of $4.00 per Unit. The gross proceeds of the offering were $3,900,000 and the net proceeds, after deduction of underwriting discounts and other offering costs were approximately $3,315,000. The Company granted the underwriter a 45-day option to purchase up to an additional 146,250 shares of common stock and/or 146,250 additional Warrants solely to cover any overallotments at the public offering price, less underwriting discounts and commissions. As of August 5, 2022, the underwriters had elected to exercise such option on both the common stock and Warrants resulting in additional net proceeds to the Company of approximately $540,000. The Company also granted the underwriter non-tradeable warrants to purchase a total of 58,500 shares of common stock at an exercise price of $4.40 per share for a period of five years.

In conjunction with the public offering, all holders of the Company’s 2018 convertible notes in the total amount of $53,716 converted their debt into a total of 9,404,867 shares of common stock at the stated conversion rate, and all holders of the Company’s 2021 convertible notes in the total amount of $1,068,000 converted their debt into a total of 267,000 shares of common stock at the stated conversion rate (see Note 2). As a result of the closing of the public offering and the conversion of both sets of convertible notes, the Company has a total of 32,770,368 shares of common stock outstanding and has fully eliminated its convertible debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022, the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that, as a result of a material weakness relating to the lack of segregation of duties, our disclosure controls and procedures were not effective as of June 30, 2022. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

Inherent Limitations over Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

Our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.neovolta.com) under “Governance Documents” within the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code and by posting such information on the website address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at June 30, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,500,000	$5.99	2,050,000
Equity compensation plans not approved by security holders (2)	58,500	$4.40	58,500

(1)	Represents shares of common stock issuable upon exercise of outstanding restricted stock units under our 2019 Stock Plan.

(2)	Consists of warrants issued to underwriters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Documents filed as part of this Report

1.	All Financial Statements

The consolidated financial statements and notes are included herein under “Part II-Item 8. Financial Statements and Supplementary Data”.

2.	Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Exhibit Description
3.1**	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2**	Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 2.2 of the Company’s Form 1-A (file no. 024-10942)).
3.3**	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
4.1**	Form of Common Stock Purchase Warrant issued in July 2022 offering (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (file no. 333-264275)).
4.4**	Form of Warrant Agent Agreement dated July 27, 2022 (incorporated by reference to exhibit 4.4 of the Company’s Form S-1 (file no. 333-264275)).
4.5**	Form of Underwriter’s Warrant issued in July 2022 offering(incorporated by reference to exhibit 4.5 of the Company’s Form S-1 (file no. 333-264275)).
4.6*	Description of the Company’s Securities
10.1**	NeoVolta, Inc. 2019 Stock Plan (incorporated by reference to exhibit 6.4 of the Company’s Form 1-A (file no. 024-10942))
10.2**	Amended and Restated Independent Contractor Agreement between NeoVolta, Inc. and Canmore International Inc. dated January 1, 2020 (incorporated by reference to exhibit 6.1 of the Company’s Form 1-K for the year ended June 30, 2020 filed October 2, 2020)
10.3**	Amended and Restated Independent Contractor Agreement between NeoVolta, Inc. and Steve Bond dated October 4, 2021 (incorporated by reference to exhibit 6.2 of the Company’s Form 1-K for the year ended June 30, 2020 filed October 2, 2020)
10.4**	Employment Agreement between NeoVolta, Inc. and Brent Willson dated January 1, 2019 (incorporated by reference to exhibit 6.3 of the Company’s Form 1-A (file no. 024-10942))
10.5**+

Employment Agreement between NeoVolta, Inc. and Brent Willson dated February 23, 2022

(incorporated by reference to exhibit 6.5 of the Company’s Form 1-SA for the fiscal semi-annual period ended December 31, 2021, filed on March 28, 2022)

10.6**+

Employment Agreement between NeoVolta, Inc. and Steve Bond dated February 23, 2022

(incorporated by reference to exhibit 6.6 of the Company’s Form 1-SA for the fiscal semi-annual period ended December 31, 2021, filed on March 28, 2022)

10.7**++	Distribution Agreement, dated as of October 7, 2019, between NeoVolta, Inc. and PMP Energy, LLC (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (file no. 333-264275)).
10.8**++	Exclusive Supply Agreement, effective as of August 30, 2021, by and between NeoVolta, Inc. and NingBo Deye Inverter Technology Co, Ltd. (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (file no. 333-264275)).
10.9**	Consent to Sublease dated August 16, 2021 between NeoVolta, Inc. and ConnectPV, Inc. (incorporated by reference to exhibit 10.9 of the Company’s Form S-1 (file no. 333-264275)).
10.10**+	Independent Director Agreement, dated April 11, 2022, by and between NeoVolta, Inc. and Susan Snow (incorporated by reference to exhibit 10.10 of the Company’s Form S-1 (file no. 333-264275)).
10.11**+	Independent Director Agreement, dated April 7, 2022, by and between NeoVolta, Inc. and John Hass (incorporated by reference to exhibit 10.11 of the Company’s Form S-1 (file no. 333-264275))..
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

** Previously filed.

++Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOVOLTA, INC.

By:	/s/ Brent Willson
Brent Willson
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: September 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Willson	Chief Executive Officer, President, and Director	September 27, 2022
Brent Willson.	(Principal Executive Officer)

/s/ Steve Bond	Chief Financial Officer and Director	September 27, 2022
Steve Bond.	(Principal Financial & Accounting Officer)

/s/ James Amos	Director	September 27, 2022
James Amos

/s/ Susan Snow	Director	September 27, 2022
Susan Snow

/s/ John Hass	Director	September 27, 2022
John Hass

