Form 10-K/A
period 2022-06-30
NeoVolta Inc.
filed 2022-10-28
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of NeoVolta, Inc.’s (“Company,” “we,” “our,” “us”) Annual Report on Form 10-K for the year ended June 30, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2022 (the “2022 10-K”), to include information previously omitted from the 2022 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement before October 28, 2022 (i.e., within 120 days after the end of our 2022 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report has been deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of our 2022 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on September 27, 2022 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2022 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our executive officers and directors as of October 15, 2022:

Name	Age	Position
Brent Willson	57	Director, President and Chief Executive Officer
Steve Bond	48	Director and Chief Financial Officer
James F. Amos	75	Director
Susan Snow	64	Director
John Hass	52	Director

Set forth below is biographical information about each of the individuals named in the table above:

Brent Willson. Brent Willson has served as founder and a director and as our president and chief executive officer since our inception. Col Willson retired after more than 31 years of distinguished service with the United States Marine Corps, in December 2017. Col Willson rose to the rank of USMC Colonel where he was responsible for large acquisitions, security, facilities and infrastructure, and was an aviator. At the Office of the Secretary of Defense for Acquisition, Col Willson was responsible for managing the Defense Department’s $100 billion portfolio of helicopters and tilt-rotor aircraft. In January 2018, Col Willson served as a director and as president and chief executive officer of Holly Brothers Pictures, Inc., a crypto-currency company. Col Willson resigned from Holly Brothers Pictures, Inc. on November 15, 2019. Col Willson holds a BS in Business Administration, a Masters of Military Science, a Masters of National Security and Strategic Studies, and is a Level II Program Manager. Col Willson also holds all military pilots ratings and FAA multi-engine airplane/helicopter with instrument license. We believe Col Willson’s background in managing large portfolios and his educational background qualifies him to serve as a director of the Company.

Steve Bond. Steve Bond has served as a director and as our chief financial officer since May 2018. Over the last 15 years, Steve Bond has worked with over 100 companies as a consulting executive in finance, strategy and revenue growth. Mr. Bond resigned as a director and as chief financial officer of Holly Brothers Pictures, Inc., a crypto-currency company, on November 15, 2019. Mr. Bond has been active in the San Diego Rotary Club and served on the Board of Promises to Kids. Mr. Bond graduated Summa Cum Laude in Finance from San Diego State University in 2000. We believe Mr. Bond’s consulting experience and his educational background qualifies him to serve as a director of the Company.

James Amos. James Amos has served as a director since January 2021. Gen Amos was nominated by President Barack Obama in 2010, and confirmed by Congress, as the 35th Commandant of the U.S. Marine Corps, the highest-ranking officer in the Marine Corps. Upon retirement in 2014, he joined the Board of Directors of LORD Corporation, a global leader in motion and control technologies, and later served as its Chairman of the Board of Directors prior to its acquisition by Parker Hannifin in 2019. Gen Amos currently serves as a strategic advisor to the President of ST Engineering - North America, a member of the President of Huntington Ingalls Shipbuilding Strategic Advisory Panel, a member of NOVANT Health’s Board of Trustees, a member of the Board of Advisors for the Jewish Institute for National Security in America (JINSA), a member of Charlotte’s Veterans Bridge Home Advisory Board, as well as Founder of Windsock LLC. Gen Amos graduated from the University of Idaho in 1970 with a Bachelor of Science degree in finance and economics. Gen Amos previously served as Chairman of the Board of Directors of the Semper Fi Fund/America’s Fund. We believe Gen Amos’s leadership in both his military and civilian endeavors qualifies him to serve as a director of the Company.

Susan Snow. Susan Snow has served as a director since July 2022. From January 2018 to December 2021, Ms. Snow served as Senior VP, Operations at Redhorse, a consulting firm specializing in contacts and relationships with U.S. governmental agencies. Previously, from May 2009 until January 2018, Ms. Snow was a principal at Transitional Finance Partners. Ms. Snow began her professional career and earned her CPA at KPMG, where she spent four years before leaving for a Chief Financial Officer role in private industry. Since December 2021, Ms. Snow has served as director of Creative Medical Technology Holdings, Inc. We believe Ms. Snow’s financial and corporate experience and expertise qualify her to serve as one of our directors.

John Hass. John Hass has served as a director since July 2022. Mr. Hass has served as the Chief Product Officer for Shoals Technologies Group, Inc., a Nasdaq-listed electrical Balance of Systems provider for solar, energy storage, and eMobility, since September 2021. Prior, he was Founder and CEO of ConnectPV, Inc., from January 2015 until September 2021, providing electrical Balance of Systems products to the utility scale solar and white labelling Residential Energy Storage systems for NeoVolta. Mr. Hass served as CEO of SolarBOS, also supporting electrical Balance of System products in the solar industry, from March 2013 through November 2014. Mr. Hass began his professional career at TEAL Electronics in 1994 and has a Bachelor of Science in Mechanical Engineering and a Masters in Business Administration from San Diego State University. We believe that John’s experience that spans almost three decades in power systems development, renewable energy and manufacturing qualify him to serve as one of our directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Code of Ethics

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

Nomination of Director Candidates

We receive suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders. Any such nominations, together with appropriate biographical information, should be submitted to the Chairperson of the Nominating and Corporate Governance Committee in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters. Our Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates, but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Candidates whose evaluations are favorable are recommended by our Nominating and Corporate Governance Committee to the full Board for consideration. The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

A stockholder wishing to nominate a candidate for election to our Board of Directors at any annual meeting at which the Board of Directors has determined that one or more directors will be elected must submit a written notice of his or her nomination of a candidate to the Chairperson of the Nominating and Corporate Governance Committee (c/o the Corporate Secretary), providing the candidates name, biographical data and other relevant information together with a consent from the nominee. Pursuant to our Bylaws, the submission must be received at our principal executive offices 120 days prior to the anniversary date of the mailing date of our previous year’s proxy statement so as to permit the Board of Directors time to evaluate the qualifications of the nominee. We have never employed an executive search firm to locate candidates for director positions.

Board Committees

We established a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee. Our Board of Directors has adopted and approved a charter for each of these standing committees. The charters, which include the functions and responsibilities of each of the committees, can be found in the “Investors - Governance” section on our web site at www.neovolta.com.

Audit Committee. Our audit committee consists of three independent directors. The members of the audit committee are Susan Snow, John Hass and James Amos. Ms. Snow is the chairperson of the audit committee. The audit committee consists exclusively of directors who are financially literate. In addition, Ms. Snow is considered an “audit committee financial expert” as defined by the SEC’s rules and regulations.

The audit committee responsibilities include:

•	overseeing the compensation and work of and performance by our independent auditor and any other registered public accounting firm performing audit, review or attestation services for us;
•	engaging, retaining and terminating our independent auditor and determining the terms thereof;
•	assessing the qualifications, performance and independence of the independent auditor;
•	evaluating whether the provision of permitted non-audit services is compatible with maintaining the auditor’s independence;
•	reviewing and discussing the audit results, including any comments and recommendations of the independent auditor and the responses of management to such recommendations;
•	reviewing and discussing the annual and quarterly financial statements with management and the independent auditor;
•	producing a committee report for inclusion in applicable SEC filings;
•	reviewing the adequacy and effectiveness of internal controls and procedures;
•	establishing procedures regarding the receipt, retention and treatment of complaints received regarding the accounting, internal accounting controls, or auditing matters and conducting or authorizing investigations into any matters within the scope of the responsibility of the audit committee; and
•	reviewing transactions with related persons for potential conflict of interest situations.

Compensation Committee. Our compensation committee consists of three independent directors. The members of the compensation committee are John Hass, Susan Snow and James Amos. Mr. Hass is the chairperson of the compensation committee. The committee has primary responsibility for:

•	reviewing and recommending all elements and amounts of compensation for each executive officer, including any performance goals applicable to those executive officers;
•	reviewing and recommending for approval the adoption, any amendment and termination of all cash and equity-based incentive compensation plans;
•	once required by applicable law, causing to be prepared a committee report for inclusion in applicable SEC filings;
•	approving any employment agreements, severance agreements or change of control agreements that are entered into with the CEO and certain executive officers; and
•	reviewing and recommending the level and form of non-employee director compensation and benefits.

Our Chief Executive Officer reviews the performance of our other executive officers (other than himself) and, based on that review, our Chief Executive Officer makes recommendations to the Compensation Committee about the compensation of executive officers (other than himself). Our Chief Executive Officer does not participate in any deliberations or approvals by the Board or the Compensation Committee with respect to his own compensation.

Nominating and Governance Committee. The nominating and governance committee consists of three independent directors. The members of the nominating and governance committee are James Amos, Susan Snow and John Hass. Gen Amos is the chairperson of the nominating and governance committee. The committee’s responsibilities include:

•	recommending persons for election as directors by the stockholders;
•	recommending persons for appointment as directors to the extent necessary to fill any vacancies or newly created directorships;
•	reviewing annually the skills and characteristics required of directors and each incumbent director’s continued service on the board;
•	reviewing any stockholder proposals and nominations for directors;
•	advising the board of directors on the appropriate structure and operations of the board and its committees;
•	reviewing and recommending standing board committee assignments;
•	developing and recommending to the board Corporate Governance Guidelines, a Code of Business Conduct and Ethics and other corporate governance policies and programs and reviewing such guidelines, code and any other policies and programs at least annually;
•	making recommendations to the board as to determinations of director independence; and
•	making recommendations to the board regarding corporate governance based upon developments, trends, and best practices.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation awarded to or earned in the last two fiscal years by our chief executive officer and chief financial officer, which we refer to as our “named executive officers”. We did not have any other employees that received more than $100,000 in compensation during fiscal 2021 or 2022.

Summary Compensation Table - 2022

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Total ($)
Brent Willson, Director	2022	153,750(1)	-	3,624,800	3,778,550
President and Chief Executive Officer	2021	150,000(1)	-	6,540,000	6,690,000

Steve Bond, Director and	2022	109,666(3)	-	653,455	763,121
Chief Financial Officer	2021	100,000(3)	-	436,000	536,000

_____________________

(1)	The amounts shown in the first column represents the payments made or accrued by the Company to Col Willson in the period from July 1, 2021 through June 30, 2022 and in the period from July 1, 2020 through June 30, 2021. Such payments were made to either Col Willson as an employee, or to his personal consulting company in its capacity as a contractor. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information.

(2)	Represents the full grant date fair value of the stock awards and do not necessarily correspond to the actual value that may be realized by the holder.

In December 2021, the Company awarded a total of 500,000 shares of common stock to a company which is affiliated with Col Willson for reaching the necessary milestones of such affiliated company’s June 1, 2020 contractor agreement with the Company (see “Narrative Disclosure to Summary Compensation Table” below). The Company valued the stock awards at a total amount of $3,505,000 based on the year-end 2021 public quoted price of $7.01 per share, as reported on the OTCQB Market. For the 500,000 shares awarded to Col Willson’s affiliated company, the Company immediately amortized $3,505,000 as a non-cash charge to expense as such shares were considered to have been earned by him under the Company’s milestone incentive compensation program, as of December 31, 2021. Effective April 1, 2022, we terminated such contractor agreement and entered into a new employment agreement with Col Willson, pursuant to which we issued him a restricted stock unit (“RSU”) award for up to 150,000 shares of our common stock upon achieving certain milestones. Based upon the Company’s assessment of the probability of Col Willson ultimately achieving each milestone specified under the RSU awards, the Company has calculated the grant date value of such awards and is amortizing it as stock compensation expense over the underlying performance periods. As of June 30, 2022, the Company has recognized stock compensation applicable to such RSU awards to Col Willson in the amount of $119,800. Effective March 1, 2022, we also entered into a new employment agreement with Mr. Bond, pursuant to which we issued him a RSU award for up to 300,000 shares of our common stock upon achieving certain milestones. Based upon the Company’s assessment of the probability of Mr. Bond ultimately achieving each milestone specified under the RSU awards, the Company has calculated the grant date value of such awards and is amortizing it as stock compensation expense over the underlying performance periods. As of June 30, 2022, the Company has recognized stock compensation applicable to such RSU awards to Mr. Bond in the amount of $653,455.

In December 2020, the Company awarded a total of 1,500,000 shares of common stock to a company which is affiliated with Col Willson for reaching Milestones 1 and 2 of such affiliated company’s June 1, 2020 contractor agreement with the Company (see “Narrative Disclosure to Summary Compensation Table” below). The Company valued the stock awards at a total amount of $6,540,000 based on the year-end 2020 public quoted price of $4.36 per share, as reported on the OTCQB Market. For the 1,500,000 shares awarded to Col Willson’s affiliated company, the Company immediately amortized $6,540,000 as a non-cash charge to expense as such shares were considered to have been earned by him under the Company’s milestone incentive compensation program, as of December 31, 2020. Similarly, the Company awarded a total of 100,000 shares of common stock to Steve Bond for reaching the two milestones, with respect to the fiscal year ended June 30, 2020, under his June 1, 2020 contractor agreement with the Company, as of December 2020. For the 100,000 shares awarded to Mr. Bond, the Company valued the stock awards at a total amount of $436,000 based on the same quoted price of $4.36 per share and immediately amortized $436,000 as a non-cash charge to expense. For a description of these stock awards, see Note 3 to the Company’s financial statements set forth in the Form 10-K for the year ended June 30, 2022 filed September 27, 2022.

(3)	The amounts shown in the first column represents the payments made or accrued by the Company to Mr. Bond in the period from July 1, 2021 through June 30, 2022 and in the period from July 1, 2020 through June 30, 2021. Such payments were made to Mr. Bond in his capacity as an employee since March 1, 2022, and as a contractor prior thereto.

Narrative Disclosure to Summary Compensation Table

We have entered into a new employment agreement with Colonel Brent Willson, which became effective April 1, 2022, pursuant to which Col Willson agreed to continue to serve as our Chief Executive Officer and President. The initial term of the employment agreement will be one year and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $165,000. Pursuant to the agreement, we issued Col Willson a restricted stock unit award for up to 150,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete the uplisting offering in 2022 (which occurred in July 2022) and continue his employment with our company until January 1, 2023: 50,000 shares; and (ii) Milestone 2 - Produce 2,000 ESSs in 2022 and continue his employment with our company until January 1, 2023: 100,000 shares. Any shares of common stock issued pursuant to the foregoing restricted stock unit award shall be subject to a further lock-up arrangement restricting the sale of such shares of common stock to 25% of the total shares issued on the three, six, nine and twelve month anniversary of issuance. If Col Willson’s employment is terminated at our election without “cause” (as defined in the agreement), Col Willson shall be entitled to receive severance payments equal to three months of Col Willson’s base salary. Col Willson will agree not to compete with us until twelve months after the termination of his employment.

Effective June 1, 2020, we entered into a second amended and restated independent contractor agreement with Canmore International, Inc., which is affiliated with Col Willson. The agreement provided for a term of two years. This agreement terminated on March 31, 2022. Pursuant to the agreement, we agreed to pay Canmore cash fees of $4,167 per month. In addition, pursuant to the original agreement, Canmore International, Inc is entitled to receive up to 2,250,000 shares of common stock upon achieving the following milestones (which achievement shall be determined by the Board): (i) Milestone 1 - design, engineer and submit for certification two-battery augmentation system (NV24) to the NV14 ESS: 750,000 shares; (ii) Milestone 2 - Sell a minimum of 300 NV14s in 2020: 750,000 shares; (iii) Milestone 3 - obtain a distributor agreement with distributor who purchases a minimum of 500 NV14s through 2021: 750,000 shares. As indicated in footnote (2) to the Summary Compensation Table above, Canmore successfully reached Milestones 1 and 2 as of December 2020, therefore, the Company awarded Canmore a total of 1,500,000 shares of common stock. Canmore partially achieved Milestone 3, as of December 2021 such that 500,000 shares (two-thirds of possible 750,000 shares) were awarded to Canmore for service in 2021 under this agreement.

In February 2022, we entered into a new employment agreement with Steve Bond pursuant to which Mr. Bond agreed to continue to serve as our Chief Financial Officer, effective March 1, 2022. The initial term of the employment agreement is one year and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $125,000. Pursuant to the agreement, we issued Mr. Bond a restricted stock unit award for up to 300,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete the uplisting offering in 2022 (which occurred in July 2022) and continue his employment with our company until January 1, 2023: 250,000 shares; and (ii) Milestone 2 - successfully complete and file the Company’s Form 10-K for the year ended June 30, 2023 no later than September 29, 2023 and continue his employment with our company until January 1, 2024: 50,000 shares. If Mr. Bond’s employment is terminated at our election without “cause” (as defined in the agreement), Mr. Bond shall be entitled to receive severance payments equal to three months of Mr. Bond’s base salary. Mr. Bond will agree not to compete with us until twelve months after the termination of his employment.

Effective October 4, 2021, we entered into an amended and restated independent contractor agreement with Steve Bond. Pursuant to the agreement, we agreed to pay Mr. Bond cash fees of $9,000 per month. This agreement was terminated upon execution of the employment agreement described above. Pursuant to the amended and restated independent contractor agreement, Mr. Bond was entitled to receive 100,000 shares each fiscal year as follows (for which achievement shall be determined by the Board): (i) 50,000 shares of common stock if all monthly financials are completed and filed on time; and (ii) 50,000 shares of common stock if the annual audits are completed on time. As indicated in footnote (2) to the Summary Compensation Table above, Mr. Bond successfully reached the two milestones with respect to the fiscal year ended June 30, 2020 as of December 2020, therefore, the Company awarded Mr. Bond a total of 100,000 shares of common stock. In connection with the termination of the amended and restated independent contractor agreement discussed above, Mr. Bond agreed that he was not entitled to any further compensation pursuant to the amended and restated independent contractor agreement for 2021.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding equity awards for our named executive officers on June 30, 2022.

Outstanding Equity Awards at Fiscal Year-End - 2022

Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Brent Willson	–	–	150,000	576,000
Steve Bond	–	–	300,000	1,152,000

____________________

(1)       Based on the closing price of the Company’s common stock on June 30, 2022 of $3.84.

Director Compensation

Prior to the uplisting offering we completed in July 2022, our only independent director was Gen Amos. During 2021 and through June 30, 2022, we did not pay any cash compensation to Gen Amos for his service on the board.

The following table sets forth the total compensation earned by Gen Amos, our sole non-employee director, during the fiscal year ended June 30, 2022 (Col Willson and Mr. Bond did not earn additional compensation during the fiscal year ended June 30, 2022 for their services on the Board, and their compensation is fully reflected in the “Summary Compensation Table” above):

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Total ($)
James Amos	$0	$278,750	$278,750

_________________________

(1)	Represents the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the director. As of June 30, 2022, the aggregate number of shares earned under all stock awards held by Gen Amos is 75,000 shares. None of our non-employee directors held any other stock awards as of June 30, 2022.

For the fiscal year ending June 30, 2023, Gen Amos, Ms. Snow and Mr. Hass will receive annual compensation of $65,000 to be paid quarterly with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of October 15, 2022:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our named executive officers and directors; and
•	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this prospectus are counted as outstanding, although such shares are not counted as outstanding for computing the percentage ownership of any other person. The percentage of shares beneficially owned is computed on the basis of 32,770,368 shares of our common stock outstanding. Unless otherwise indicated, the address of each person listed below is c/o NeoVolta, Inc., 13651 Danielson Street, Suite A, Poway, California 92064.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class (1)
Executive officers and directors:
Brent Willson	4,000,000(2)	12.2%
Steve Bond	500,000	1.5%
James F. Amos	53,000	*
Susan Snow	--
John Hass	--
All Executive Officers and Directors as a group (5 persons)	4,553,000	13.9%

*	Less than 1%.
(1)	Based on 32,770,368 shares outstanding as of October 15, 2022.
(2)	Includes shares held by Canmore International, Inc., an entity affiliated with Col Willson.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at June 30, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,500,000	$5.99	2,050,000
Equity compensation plans not approved by security holders (2)	58,500	$4.40	58,500

______________________

(1)	Represents shares of common stock issuable upon exercise of outstanding restricted stock units under our 2019 Stock Plan.
(2)	Consists of warrants issued to underwriters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective June 1, 2020, we entered into a second amended and restated independent contractor agreement with Canmore International, Inc., which is affiliated with Col Willson. The agreement provided for a term of two years. This agreement was terminated on March 31, 2022. Pursuant to the agreement, we agreed to pay Canmore cash fees of $4,167 per month. In addition, pursuant to the original agreement, Canmore International, Inc is entitled to receive up to 2,250,000 shares of common stock upon achieving the following milestones (which achievement shall be determined by the Board): (i) Milestone 1 - design, engineer and submit for certification two-battery augmentation system (NV24) to the NV14 ESS: 750,000 shares; (ii) Milestone 2 - Sell a minimum of 300 NV14s in 2020: 750,000 shares; (iii) Milestone 3 - obtain a distributor agreement with distributor who purchases a minimum of 500 NV14s through 2021: 750,000 shares. As indicated in footnote (2) to the Summary Compensation Table in “Item 11. Executive Compensation” above, Canmore successfully reached Milestones 1 and 2 as of December 2020, therefore, the Company awarded Canmore a total of 1,500,000 shares of common stock in connection with reaching these milestones. Canmore partially achieved Milestone 3 as of December 2021 such that 500,000 shares (two-thirds of possible 750,000 shares) were awarded to Canmore for service in 2021 under this agreement.

Effective October 4, 2021, we entered into an amended and restated independent contractor agreement with Steve Bond. Pursuant to the agreement, we agreed to pay Mr. Bond cash fees of $9,000 per month. We intend to terminate this agreement upon execution of the employment agreement described above. Pursuant to the amended and restated independent contractor agreement, Mr. Bond was entitled to receive 100,000 shares each fiscal year as follows (for which achievement shall be determined by the Board): (i) 50,000 shares of common stock if all monthly financials are completed and filed on time; and (ii) 50,000 shares of common stock if the annual audits are completed on time. As indicated in footnote (2) to the Summary Compensation Table in “Item 11. Executive Compensation” above, Mr. Bond successfully reached the two milestones with respect to the fiscal year ended June 30, 2020 as of December 2020, therefore, the Company awarded Mr. Bond a total of 100,000 shares of common stock. In connection with the termination of the amended and restated independent contractor agreement discussed above in “Executive Compensation - Narrative Disclosure to Summary Compensation Table” in “Item 11. Executive Compensation” above, Mr. Bond agreed that he was not entitled to any further compensation pursuant to the amended and restated independent contractor agreement for 2021.

Policies and Procedures for Related Party Transactions

Our audit committee charter provides that our audit committee is responsible for reviewing and approving in advance any related party transaction. This will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In determining whether to approve a proposed transaction, our Audit Committee will consider all relevant facts and circumstances including: (i) the materiality and character of the related party’s direct or indirect interest; (ii) the commercial reasonableness of the terms; (iii) the benefit or perceived benefit, or lack thereof, to us; (iv) the opportunity cost of alternate transactions; and (v) the actual or apparent conflict of interest of the related party.

Director Independence

The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our board of directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with our company.

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Col Willson and Mr. Bond, are independent as defined under the Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by MaloneBailey, LLP for their services for the fiscal years ended June 30, 2022 and 2021, respectively, were as follows:

	2022	2021
Audit Fees	$103,975	$64,000
Audit-related fees	60,000	–
Tax fees	2,300	1,800
All other fees	–	–
TOTAL	$166,275	$65,800

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by our independent accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports, or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for reviews of registration statements as well as assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Documents filed as part of this Report

1.	All Financial Statements

The financial statements and notes are included herein under “Part II-Item 8. Financial Statements and Supplementary Data”.

2.	Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Exhibit Description
3.1**	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2**	Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 2.2 of the Company’s Form 1-A (file no. 024-10942)).
3.3**	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
4.1**	Form of Common Stock Purchase Warrant issued in July 2022 offering (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (file no. 333-264275)).
4.4**	Form of Warrant Agent Agreement dated July 27, 2022 (incorporated by reference to exhibit 4.4 of the Company’s Form S-1 (file no. 333-264275)).
4.5**	Form of Underwriter’s Warrant issued in July 2022 offering (incorporated by reference to exhibit 4.5 of the Company’s Form S-1 (file no. 333-264275)).
4.6**	Description of the Company’s Securities (incorporated by reference to exhibit 4.6 to the Company’s Form 10-K filed September 27, 2022).
10.1**	NeoVolta, Inc. 2019 Stock Plan (incorporated by reference to exhibit 6.4 of the Company’s Form 1-A (file no. 024-10942))
10.2**	Amended and Restated Independent Contractor Agreement between NeoVolta, Inc. and Canmore International Inc. dated January 1, 2020 (incorporated by reference to exhibit 6.1 of the Company’s Form 1-K for the year ended June 30, 2020 filed October 2, 2020)
10.3**	Amended and Restated Independent Contractor Agreement between NeoVolta, Inc. and Steve Bond dated October 4, 2021 (incorporated by reference to exhibit 6.2 of the Company’s Form 1-K for the year ended June 30, 2020 filed October 2, 2020)
10.4**	Employment Agreement between NeoVolta, Inc. and Brent Willson dated January 1, 2019 (incorporated by reference to exhibit 6.3 of the Company’s Form 1-A (file no. 024-10942))
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

10.7**++	Distribution Agreement, dated as of October 7, 2019, between NeoVolta, Inc. and PMP Energy, LLC (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (file no. 333-264275)).
10.8**++	Exclusive Supply Agreement, effective as of August 30, 2021, by and between NeoVolta, Inc. and NingBo Deye Inverter Technology Co, Ltd. (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (file no. 333-264275)).
10.9**	Consent to Sublease dated August 16, 2021 between NeoVolta, Inc. and ConnectPV, Inc. (incorporated by reference to exhibit 10.9 of the Company’s Form S-1 (file no. 333-264275)).
10.10**+	Independent Director Agreement, dated April 11, 2022, by and between NeoVolta, Inc. and Susan Snow (incorporated by reference to exhibit 10.10 of the Company’s Form S-1 (file no. 333-264275)).
10.11**+	Independent Director Agreement, dated April 7, 2022, by and between NeoVolta, Inc. and John Hass (incorporated by reference to exhibit 10.11 of the Company’s Form S-1 (file no. 333-264275))..
10.12*+	Independent Director Agreement, dated July 1, 2022, by and between NeoVolta, Inc. and James Amos
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: October 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Willson	Chief Executive Officer, President, and Director	October 28, 2022
Brent Willson.	(Principal Executive Officer)

/s/ Steve Bond	Chief Financial Officer and Director	October 28, 2022
Steve Bond.	(Principal Financial & Accounting Officer)

/s/ James Amos	Director	October 28, 2022
James Amos

/s/ Susan Snow	Director	October 28, 2022
Susan Snow

/s/ John Hass	Director	October 28, 2022
John Hass