Form 10-Q
period 2022-09-30
NeoVolta Inc.
filed 2022-11-10
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of Common Stock, par value $0.001 per share, as of November 10, 2022, was 32,845,368 shares.

NEOVOLTA, INC.

FORM 10-Q

SEPTEMBER 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We make forward-looking statements under the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report.

You should read the matters described in, and incorporated by reference in, “Risk Factors” and the other cautionary statements made in this Report, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 27, 2022. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEOVOLTA, INC.

Balance Sheets

	September 30,	June 30,
	2022	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,992,651	$330,385
Accounts receivable	2,075,956	1,317,738
Inventory	1,636,651	2,238,208
Prepaid insurance and other current assets	107,532	239,001
Total current assets	7,812,790	4,125,332

Total assets	$7,812,790	$4,125,332

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$–	$205,600
Accrued interest payable	–	53,436
Other accrued liabilities	342,645	127,356
Convertible notes payable	–	1,068,000
Total current liabilities	342,645	1,454,392

Convertible notes payable	–	53,716
Total liabilities	342,645	1,508,108

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,770,368 and 21,977,251 shares issued and outstanding	32,771	21,978
Additional paid-in capital	23,935,355	18,394,641
Accumulated deficit	(16,497,981)	(15,799,395)
Total stockholders' equity	7,470,145	2,617,224

Total liabilities and stockholders' equity	$7,812,790	$4,125,332

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021

Revenues from contracts with customers	$1,537,836	$1,599,604
Cost of goods sold	1,291,960	1,360,994
Gross profit	245,876	238,610

Operating expenses:
General and administrative	919,428	356,558
Research and development	20,900	4,253
Total operating expenses	940,328	360,811

Loss from operations	(694,452)	(122,201)

Other income (expense):
Interest expense	(4,134)	(561)
Total other income (expense)	(4,134)	(561)

Net loss	$(698,586)	$(122,762)

Weighted average shares outstanding - basic and diluted	29,009,882	19,966,020

Net loss per share - basic and diluted	$(0.02)	$(0.01)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Stockholders' Equity

Three Months Ended September 30, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2022	21,977,251	$21,978	$18,394,641	$(15,799,395)	$2,617,224

Issuance of common stock in underwritten public offering	1,121,250	1,121	3,779,284	–	3,780,405

Issuance of common stock for conversion of debt and accrued interest	9,671,867	9,672	1,169,614	–	1,179,286

Stock compensation expense	–	–	591,816	–	591,816

Net loss	–	–	–	(698,586)	(698,586)

Balance at September 30, 2022	32,770,368	$32,771	$23,935,355	$(16,497,981)	$7,470,145

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2021	19,640,888	$19,641	$13,169,363	$(10,040,370)	$3,148,634

Issuance of common stock for conversion of debt and accrued interest	203,630	204	1,079	–	1,283

Stock compensation expense	154,165	154	130,469	–	130,623

Adjustment for change in accounting principle	–	–	(87,116)	45,809	(41,307)

Net loss	–	–	–	(122,762)	(122,762)

Balance at September 30, 2021	19,998,683	$19,999	$13,213,795	$(10,117,323)	$3,116,471

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(698,586)	$(122,762)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	591,816	130,623
Changes in current assets and liabilities
Accounts receivable	(758,218)	(471,989)
Inventory	601,557	224,618
Prepaid insurance and other current assets	131,469	27,555
Accounts payable	(205,600)	21,030
Accrued expenses	219,423	3,405
Net cash flows used in operating activities	(118,139)	(187,520)

Cash flows from financing activities:
Underwritten public offering of common stock	3,780,405	–
Net cash flows provided by financing activities	3,780,405	–

Net increase (decrease) in cash and cash equivalents	3,662,266	(187,520)

Cash and cash equivalents at beginning of period	330,385	425,681

Cash and cash equivalents at end of period	$3,992,651	$238,161

Supplemental disclosures of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	–	–

Supplemental non-cash financing activities
Conversion of convertible debt and accrued interest into common stock	$1,179,286	$1,283
Adjustment of debt discount related to adoption of new accounting principle	–	87,116

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Notes to Financial Statements

(Unaudited)

(1) Business and Summary of Significant Accounting Policies

Description of Business –NeoVolta Inc. (“we”, “our” or the "Company") is a Nevada corporation, which was formed on March 5, 2018. The Company is a designer, seller and manufacturer of Energy Storage Systems (ESS) which can store and use energy via batteries and an inverter at residential sites. The Company sells its proprietary ESS units through wholesale customers, primarily in California, and in an expanding number of other states. In August 2022, the Company completed an underwritten public offering of its equity securities resulting in its common stock and warrants becoming listed on a national exchange (see Note 3).

Interim Financial Information – The Company has prepared the accompanying financial statements, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position as of September 30, 2022, the results of its operations for the three month periods ended September 30, 2022 and 2021, the changes in its stockholders’ equity for the three month periods ended September 30, 2022 and 2021, and cash flows for the three month periods ended September 30, 2022 and 2021. The balance sheet as of June 30, 2022 has been derived from the Company’s June 30, 2022 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 27, 2022.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at September 30, 2022 was $3,742,651.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The following table presents the components of inventory as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022

Raw materials	$1,548,113	$1,844,049
Work in process	88,538	22,768
Finished goods	–	371,391

Total	$1,636,651	$2,238,208

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. No inventory reserve was required as of September 30, 2022 and June 30, 2022.

Revenue Recognition – The Company recognizes revenue in accordance with Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Revenues are recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, primarily in California. Two such dealers represented approximately 36% and 17% of the Company’s revenues in the three months ended September 30, 2022, however, no other dealers accounted for more than 10% of the revenues in such period. Those same two dealers plus another dealer represented an aggregate of approximately 62% of the Company’s accounts receivable as of September 30, 2022. Three dealers represented approximately 15%, 14% and 12% of the Company’s revenues in the three months ended September 30, 2021. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the three months ended September 30, 2022 and 2021 is provided.

Allowance for Doubtful Accounts – The Company recognizes an allowance for doubtful accounts whenever a loss is expected to be incurred in the realization of a customer’s account. As of September 30, 2022 and June 30, 2022, no allowance for doubtful accounts has been recorded.

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

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2022, the Company had total outstanding common stock equivalents of 1,629,750 shares as follows: (i) 1,121,250 shares related to warrants issued to investors in the public offering completed in August 2022; (ii) 58,500 shares related to warrants issued to the underwriters in that same offering; and (iii) 450,000 shares related to restricted stock units granted to two officers in March 2022 (see Note 3).

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

Related Parties - The Company accounts for related party transactions in accordance with ASC 850 . A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that it might be prevented from fully pursuing its own separate interests is also a related party.

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

At September 30, 2022 and June 30, 2022, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

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

Effective July 1, 2021, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). As a result of the adoption of this accounting principle, using the modified retrospective method, the Company no longer recognized a beneficial conversion feature associated with the issuance of any convertible debt. Accordingly, the Company adjusted the beneficial conversion feature associated with the convertible notes issued in 2018 as of July 1, 2021.

Liquidity – These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern has been dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As disclosed in Note 3, we completed a public offering of our equity securities in August 2022 that raised total net proceeds of approximately $3,780,000. With the proceeds of this equity offering, we anticipate that we will have sufficient cash resources in order to operate our business for at least the next 12 months from the date these financial statements are issued.

(2)        Notes Payable

In conjunction with the closing of our underwritten public offering in August 2022 (see Note 3), all holders of the Company’s two outstanding series of convertible notes payable, which were originally issued to various accredited investors in May 2018 and October 2021, agreed to convert their debt into a total of 9,671,867 shares of our common stock at the respective conversion rates. Each of these two series of our converted notes payable is further described below.

In May 2018, we entered into convertible note payable agreements with a group of accredited investors for aggregate proceeds of $104,688. Each unsecured note originally bore interest at a rate of 12% per annum, which was later reduced by mutual agreement to 3.99% per annum in May 2019. Subsequently, the holders of certain of these notes elected to convert or exchange certain portions of their convertible notes payable into shares of our common stock, based upon the stated conversion rate of $0.0063 per share. As of the closing of our underwritten public offering in August 2022, the holders of the remaining balance of such unconverted notes in the total amount of $59,251, including accrued interest, agreed to convert their debt into a total of 9,404,867 shares of our common stock at the stated conversion rate of $0.0063 per share.

In October 2021, we entered into convertible note payable agreements with a group of accredited investors for aggregate proceeds of $1,068,000. Each unsecured note bore interest at a rate of 6% per annum. As of the closing of our underwritten public offering in August 2022, pursuant to the terms of such convertible notes, the notes were automatically converted into a total of 267,000 shares of our common stock at the stated conversion rate of $4.00 of principal per share.

(3)        Equity

Common Stock – In August 2022, the Company completed an underwritten public offering of its equity securities in the form of Units with each Unit consisting of one share of common stock and one warrant (each, a “Warrant” and collectively, the “Warrants”) to purchase one share of common stock at an exercise price of $4.00 per share. The shares of common stock and the Warrants comprising the Units were immediately separated at closing of the offering and each is now independently listed on the NASDAQ Capital Market. Each Warrant became exercisable on the date of issuance and will expire five years from the date of issuance.

In the underwritten public offering, a total of 1,121,250 Units, including exercise of the underwriter’s overallotment option, were sold at an offering price to the public of $4.00 per Unit. The gross proceeds of the offering were $4,485,000 and the net proceeds, after deduction of underwriting discounts and other offering costs were approximately $3,780,000. The Company also granted the underwriter non-tradeable warrants to purchase a total of 58,500 shares of common stock at an exercise price of $4.40 per share for a period of five years.

In conjunction with the public offering, all holders of the Company’s 2018 convertible notes in the total amount of $59,251, including accrued interest, converted their debt into a total of 9,404,867 shares of common stock at the stated conversion rate, and all holders of the Company’s 2021 convertible notes in the total amount of $1,068,000 converted their debt into a total of 267,000 shares of common stock at the stated conversion rate (see Note 2).

In the three months ended September 30, 2021, the holders of the 2018 convertible notes payable having total principal and accrued interest balances in the aggregate amount of $1,283 elected to convert their notes. Based upon the stated conversion price of $0.0063 per share, these holders converted their notes payable into a total of 203,630 shares of common stock (see Note 2).

Warrants – The Warrants for a total of 1,121,250 shares of common stock are exercisable at any time after their original issuance and at any time up to the date that is five years after their original issuance, or August 1, 2027. The Warrants may be exercised upon payment of the exercise price in cash on or prior to the expiration date. Under the terms of the Warrant Agreement, we must use our best efforts to maintain the effectiveness of the registration statement and current prospectus relating to common stock issuable upon exercise of the Warrants until the expiration of the Warrants. If we fail to maintain the effectiveness of the registration statement and current prospectus relating to the common stock issuable upon exercise of the Warrants, the holders of the Warrants shall have the right to exercise the Warrants solely via a cashless exercise feature provided for in the Warrants, until such time as there is an effective registration statement and current prospectus.

The following table presents activity with respect to the Company’s warrants for the three months ended September 30, 2022:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at July 1, 2022	–	$–
Warrants issued to Public Investors	1,121,250	4.00
Warrants issued to Underwriters	58,500	4.40
Outstanding at September 30, 2022	1,179,750	$4.02	4.8	$1,191,548

Exercisable at September 30, 2022	1,179,750	$4.02	4.8	$1,191,548

These warrants were issued in conjunction with an underwritten public equity offering, therefore, there was no employee or non-employee compensation expense recognized.

Stock Compensation Expense – In February 2022, we entered into a new employment agreement with our Chief Executive Officer (“CEO”), effective April 1, 2022. The initial term of the employment agreement is one year and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $165,000. Pursuant to the agreement, we issued our CEO a restricted stock unit (“RSU”) award for up to 150,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 50,000 shares; and (ii) Milestone 2 - Produce 2,000 ESSs in 2022 and continue his employment with our company until January 1, 2023: 100,000 shares.

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

Based upon the Company’s assessment of the probability of the CEO and CFO ultimately achieving each milestone specified under the RSU awards indicated above, the Company has calculated the grant date value of such awards and is amortizing it as stock compensation expense over the underlying performance periods. The Company has recognized stock compensation expense applicable to such RSU awards in the three months ended September 30, 2022 in the amount of $579,941.

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 to be paid quarterly with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of September 30, 2022, we booked an initial quarterly accrual of $48,750 of compensation expense for our three independent directors under this plan. At the same time, we also agreed to make share grants totaling 26,000 shares, with a grant date value of $97,500, to various advisors pursuant to annual contracts for their services. In the three months ended September 30, 2022, we recognized total non-cash stock compensation expense of $591,816 as follows: (i) $11,875 for the net amortized value of the shares granted to such advisors; and (ii) $579,941 for the amortized value of the RSUs granted to our two executive officers, as previously described.

During the three months ended September 30, 2021, the Company issued 25,000 shares of common stock to an attorney and 25,000 shares of common stock to a consultant, with both awards pursuant to one year service agreements, effective July 1, 2021. In the three months ended September 30, 2021, the Company recognized non-cash stock compensation expense, representing one-fourth of the fair value of such shares, in the amount of $78,873, plus non-cash stock compensation expense for periodic vesting of a prior year award to a director in the amount of $51,750.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of September 30, 2022, the Company has made awards totaling 450,000 shares for the RSUs granted to two executives, as noted above, under the Plan.

(4)       Commitments and Contingencies

Effective January 1, 2021, the Company secured new corporate and manufacturing office space under a sublease agreement with its contract manufacturer. Under the terms of the sublease agreement, the Company is required to make rental payments of $10,350 per month during the initial one-year term of the agreement. The sublease agreement is renewable upon mutual agreement of both parties for up to four additional years at a modest increase in the monthly rent, however, the Company is under is no obligation to renew it. Management has determined that the exercise of the renewal option is not reasonably certain and, as such, the Company has accounted for it as a short-term lease under ASC 842, Leases. Effective January 1, 2022, the Company elected to renew the agreement for another one year period.

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

(5)        Subsequent Events

On October 28, 2022, the Company issued a total of 75,000 shares of common stock to an independent director and two advisors for their services rendered in the year ended June 30. 2022. The Company had previously recognized the expense attributable to these stock issuances in the year ended June 30. 2022.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission on September 27, 2022 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “NEOV”, refer specifically to NeoVolta, Inc.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

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

In May 2019, we completed a public offering of shares of our common stock pursuant to Regulation A of the Securities Act (the “IPO”). The IPO was for a total of 3,500,000 shares of our common stock at an offering price of $1.00 per share. We used the proceeds of the IPO to ramp up production, marketing, and sales of our NV14 product line. In that regard, we have used the proceeds from the offering to fund the marketing, production and distribution of our products, which commenced in July 2019 through a group of wholesale customers in California, as well as to provide additional working capital for other corporate purposes. We have expanded to include one wholesale distribution customer in Nevada. As of the current date, we have had successful installations of our products in the additional States of Arizona, Nevada, Georgia, Utah, Florida, Puerto Rico, Oklahoma, Texas, Colorado, Wyoming, Tennessee, and Missouri.

As further discussed below under “Underwritten Public Offering,” we completed an underwritten public offering of our equity securities in the form of Units in August 2022. We sold a total of 1,121,250 Units in the offering at an offering price to the public of $4.00 per Unit. The gross proceeds of the offering were $4,485,000 and the net proceeds, after deduction of underwriting discounts and other offering costs, were approximately $3,780,000. We are using the proceeds of this public offering to increase our current production capacity, expand our product portfolio, enlarge our product marketing and sales efforts, and for other general corporate purposes.

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

Between the initial closing of the offering and the underwriters’ exercise of the overallotment option, we sold a total of 1,121,250 Units in the offering at an offering price to the public of $4.00 per Unit. The gross proceeds of the offering, including the underwriters’ exercise of the overallotment option, were $4,485,000 and the net proceeds, after deduction of underwriting discounts and other offering costs, were approximately $3,780,000. We are using the proceeds of this public offering to increase our current production capacity, expand our product portfolio, enlarge our product marketing and sales efforts, and for other general corporate purposes.

In conjunction with the public offering, all holders of the Company’s 2018 convertible notes in the total amount of $59,251, including accrued interest, converted their debt into a total of 9,404,867 shares of common stock at the stated conversion rate, and all holders of the Company’s 2021 convertible notes in the total amount of $1,068,000 converted their debt into a total of 267,000 shares of common stock at the stated conversion rate. As a result of the simultaneous conversion of both sets of convertible notes, the Company has fully eliminated its convertible debt.

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three month periods ended September 30, 2022 and 2021, as reported in our financial statements included in Item 1.

Three months ended September 30, 2022 versus three months ended September 30, 2021

Revenues - Revenues from contracts with customers for the three months ended September 30, 2022 were $1,537,836 compared to $1,599,604 for the three months ended September 30, 2021. Such slight decrease was primarily due to the negative impact of the COVID-19 pandemic on sales of our assembled energy storage systems as well as timing differences in receiving installation orders from our major wholesale dealers and installers operating in California and other states.

Cost of Goods Sold - Cost of goods sold for the three months ended September 30, 2022 were $1,291,960 compared to $1,360,994 for the three months ended September 30, 2021. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 16% and 15%, respectively, with the comparative increase largely due to differences with regard to the impact of temporary tariffs on materials we source from China.

General and Administrative Expense - General and administrative expenses for the three months ended September 30, 2022 were $919,428 compared to $356,558 for the three months ended September 30, 2021. Such increase was primarily due to the non-cash stock compensation expense recognized for the amortized value of the restricted stock units granted to our two executive officers in March 2022.

Research and Development Expense - Research and development expenses for three months ended September 30, 2022 were $20,900 compared to $4,253 for three months ended September 30, 2021. Such fluctuation was due to a modest increase in the level of the Company’s product development efforts. We expect research and development expense to increase in the future as we improve and expand upon our product portfolio.

Interest Expense - Interest expense for the three months ended September 30, 2022 was $4,134 compared to $561 for the three months ended September 30, 2021. This increase resulted from the incremental interest accrued on the 2021 convertible notes prior to their conversion in conjunction with the closing of our public offering in August 2022.

Net Loss - Net loss for the three months ended September 30, 2022 was $698,586 compared to $122,762 for the three months ended September 30, 2021, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the three months ended September 30, 2022 was $118,139, compared to $187,520 in the three months ended September 30, 2021, reflecting a modest decrease in net working capital requirements in the current fiscal year period.

Financing activities. Net cash provided by financing activities in the three months ended September 30, 2022 was $3,780,405, compared to zero in the three months ended September 30, 2021. This fluctuation was entirely attributable to the successful completion of an underwritten public offering of our equity securities in early August 2022, as further described below.

We completed an underwritten public offering of our equity securities in the form of Units in early August 2022. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.00 per share. We sold a total of 1,121,250 Units in the offering at an offering price to the public of $4.00 per Unit. The gross proceeds of the offering, including the underwriters’ exercise of the overallotment option, were $4,485,000 and the net proceeds, after deduction of underwriting discounts and other offering costs, were approximately $3,780,000.

In conjunction with the public offering, all holders of our 2018 convertible notes in the total amount of $59,251, including accrued interest, converted their debt into a total of 9,404,867 shares of common stock at the stated conversion rate, and all holders of our 2021 convertible notes in the total amount of $1,068,000 converted their debt into a total of 267,000 shares of common stock at the stated conversion rate. As a result of the simultaneous conversion of both sets of convertible notes, the Company has fully eliminated its convertible debt.

As of September 30, 2022, we had a cash balance of $4.0 million and net working capital of nearly $7.5 million. Currently, we are generating a roughly break-even level of net operating cash flow from our net sales. However, we have not sustained such performance on a consistent basis for an extended period of time. We anticipate that demand for our products will continue to increase and that we will have sufficient cash to operate for at least the next 12 months, after taking into consideration the underwritten public offering completed in August 2022, as noted above.

Recent Developments

As a result of the continued spread of the COVID-19 coronavirus since early 2020, economic uncertainties have arisen which could impact business operations, supply chains, energy demand, and commodity prices that are beyond our control. In calendar year 2022, we have experienced some negative impact of the COVID-19 pandemic on the sales of our assembled energy storage systems, primarily through a group of wholesale dealers and installers located in California. We continue to monitor COVID-19, but do not believe it will have a material unfavorable impact to our future financial performance at this time.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. See “Note 1. Business and Summary of Significant Accounting Policies” of the Notes to Financial Statements set forth above and under “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 27, 2022, for a further description of our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial and accounting officer, to allow timely decisions regarding required disclosures.

As of September 30, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, and a formal review process that includes multiple levels of review over financial reporting, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 27, 2022 (the “Form 10-K”), under the heading “Risk Factors”, which are incorporated by reference herein and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended June 30, 2022, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended September 30, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
4.1**	Form of Common Stock Purchase Warrant issued in July 2022 offering (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (file no. 333-264275)).
4.4**	Form of Warrant Agent Agreement dated July 27, 2022 (incorporated by reference to exhibit 4.4 of the Company’s Form S-1 (file no. 333-264275)).
4.5**	Form of Underwriter’s Warrant issued in July 2022 offering(incorporated by reference to exhibit 4.5 of the Company’s Form S-1 (file no. 333-264275)).
10.12+**	Independent Director Agreement, dated July 1, 2022, by and between NeoVolta, Inc. and James Amos (incorporated by reference to exhibit 10.12 of the Company’s Form 10-K/A filed October 28, 2022)
10.13+*	Form of Amendment to Independent Director Agreement, dated November 4, 2022, by and between NeoVolta, Inc. and each of James Amos, John Hass and Susan Snow
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOVOLTA, INC.

November 10, 2022	/s/ Brent S. Willson
Brent S. Willson
Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	/s/ Steve Bond
Steve Bond
Chief Financial Officer
(Principal Financial/Accounting Officer)

