Form 10-Q
period 2022-12-31
NeoVolta Inc.
filed 2023-02-10
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of February 10, 2023, was 33,145,368 shares.

NEOVOLTA, INC.

FORM 10-Q

DECEMBER 31, 2022

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

PART I . FINANCIAL INFORMATION

NEOVOLTA, INC.

Balance Sheets

	December 31,	June 30,
	2022	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,422,697	$330,385
Accounts receivable, net	1,811,173	1,317,738
Inventory	1,738,936	2,238,208
Prepaid insurance and other current assets	276,472	239,001
Total current assets	7,249,278	4,125,332

Total assets	$7,249,278	$4,125,332

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,610	$205,600
Accrued interest payable	–	53,436
Other accrued liabilities	17,757	127,356
Convertible notes payable	–	1,068,000
Total current liabilities	47,367	1,454,392

Convertible notes payable	–	53,716
Total liabilities	47,367	1,508,108

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,845,368 and 21,977,251 shares issued and outstanding	32,846	21,978
Additional paid-in capital	24,654,575	18,394,641
Accumulated deficit	(17,485,510)	(15,799,395)
Total stockholders' equity	7,201,911	2,617,224

Total liabilities and stockholders' equity	$7,249,278	$4,125,332

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2022	2021

Revenues from contracts with customers	$567,105	$1,035,127
Cost of goods sold	473,159	861,706
Gross profit	93,946	173,421

Operating expenses:
General and administrative	1,073,729	4,137,495
Research and development	7,746	62,250
Total operating expenses	1,081,475	4,199,745

Loss from operations	(987,529)	(4,026,324)

Other income (expense):
Interest expense	–	(3,530)
Total other income (expense)	–	(3,530)

Net loss	$(987,529)	$(4,029,854)

Weighted average shares outstanding - basic and diluted	32,822,542	19,998,683

Net loss per share - basic and diluted	$(0.03)	$(0.20)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Six Months Ended December 31,
	2022	2021

Revenues from contracts with customers	$2,104,941	$2,634,731
Cost of goods sold	1,765,119	2,222,700
Gross profit	339,822	412,031

Operating expenses:
General and administrative	1,993,157	4,494,053
Research and development	28,646	66,503
Total operating expenses	2,021,803	4,560,556

Loss from operations	(1,681,981)	(4,148,525)

Other income (expense):
Interest expense	(4,134)	(9,536)
Total other income (expense)	(4,134)	(9,536)

Net loss	$(1,686,115)	$(4,158,061)

Weighted average shares outstanding - basic and diluted	30,916,212	19,982,352

Net loss per share - basic and diluted	$(0.05)	$(0.21)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Stockholders' Equity

Six Months Ended December 31, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2022	21,977,251	$21,978	$18,394,641	$(15,799,395)	$2,617,224

Issuance of common stock in underwritten public offering	1,121,250	1,121	3,779,284	–	3,780,405
Issuance of common stock for conversion of debt and accrued interest	9,671,867	9,672	1,169,614	–	1,179,286
Stock compensation expense	–	–	591,816	–	591,816
Net loss	–	–	–	(698,586)	(698,586)

Balance at September 30, 2022	32,770,368	32,771	23,935,355	(16,497,981)	7,470,145

Stock compensation expense	75,000	75	719,220	–	719,295
Net loss	–	–	–	(987,529)	(987,529)

Balance at December 31, 2022	32,845,368	$32,846	$24,654,575	$(17,485,510)	$7,201,911

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2021	19,640,888	$19,641	$13,169,363	$(10,040,370)	$3,148,634

Issuance of common stock for conversion of debt and accrued interest	203,630	204	1,079	–	1,283
Stock compensation expense	154,165	154	130,469	–	130,623
Adjustment for change in accounting principle	–	–	(87,116)	45,809	(41,307)
Net loss	–	–	–	(128,207)	(128,207)

Balance at September 30, 2021	19,998,683	19,999	13,213,795	(10,122,768)	3,111,026

Stock compensation expense	–	–	3,870,935	–	3,870,935
Net loss	–	–	–	(4,029,854)	(4,029,854)

Balance at December 31, 2021	19,998,683	$19,999	$17,084,730	$(14,152,622)	$2,952,107

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,686,115)	$(4,158,061)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	1,311,111	4,001,558
Bad debt expense	80,000	–
Changes in current assets and liabilities
Accounts receivable	(573,435)	(325,004)
Inventory	499,272	126,609
Prepaid insurance and other current assets	(37,471)	(72,617)
Accounts payable	(175,990)	(43,160)
Accrued expenses	(105,465)	197
Other, net	–	(5,445)
Net cash flows used in operating activities	(688,093)	(475,923)

Cash flows from financing activities:
Underwritten public offering of common stock	3,780,405	–
Proceeds from convertible notes payable	–	1,068,000
Net cash flows provided by financing activities	3,780,405	1,068,000

Net increase in cash and cash equivalents	3,092,312	592,077

Cash and cash equivalents at beginning of period	330,385	425,681

Cash and cash equivalents at end of period	$3,422,697	$1,017,758

Supplemental disclosures of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	–	–

Supplemental non-cash financing activities
Conversion of convertible debt and accrued interest into common stock	$1,179,286	$1,283
Adjustment of debt discount related to adoption of new accounting principle	–	87,116

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Notes to Financial Statements

(Unaudited)

(1) Business and Summary of Significant Accounting Policies

Description of Business – NeoVolta Inc. (“we”, “our” or the “Company”) is a Nevada corporation, which was formed on March 5, 2018. The Company is a designer, seller and manufacturer of Energy Storage Systems (ESS) which can store and use energy via batteries and an inverter at residential and commercial sites. The Company sells its proprietary ESS units through wholesale customers, primarily in California, and in an expanding number of other states. In August 2022, the Company completed an underwritten public offering of its equity securities resulting in its common stock and warrants becoming listed on a national exchange (see Note 3).

Interim Financial Information – The Company has prepared the accompanying financial statements, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position as of December 31, 2022, the results of its operations for the three and six month periods ended December 31, 2022 and 2021, the changes in its stockholders’ equity for the six month periods ended December 31, 2022 and 2021, and cash flows for the six month periods ended December 31, 2022 and 2021. The balance sheet as of June 30, 2022 has been derived from the Company’s June 30, 2022 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 27, 2022.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at December 31, 2022 was $3,172,697.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The following table presents the components of inventory as of December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
Raw materials	$1,676,141	$1,844,049
Work in process	62,795	22,768
Finished goods	–	371,391

Total	$1,738,936	$2,238,208

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. No inventory reserve was required as of December 31, 2022 and June 30, 2022.

Revenue Recognition – The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Revenues are recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, primarily in California. Three such dealers represented approximately 27%, 19% and 12% of the Company’s revenues in the six months ended December 31, 2022, however, no other dealers accounted for more than 10% of the revenues in such period. Two of those same two dealers represented an aggregate of approximately 61% of the Company’s accounts receivable as of December 31, 2022 (net of allowance), however, no other dealers accounted for more than 10% of the accounts receivable as of December 31, 2022. Four dealers represented approximately 17%, 15%, 13% and 12% of the Company’s revenues in the six months ended December 31, 2021. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the six months ended December 31, 2022 and 2021 is provided.

Allowance for Doubtful Accounts – The Company recognizes an allowance for doubtful accounts whenever a loss is expected to be incurred in the realization of a customer’s account. As of December 31, 2022 and June 30, 2022, our allowance for doubtful accounts was $80,000 and zero, respectively.

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

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2022, the Company had total outstanding common stock equivalents of 1,529,750 shares as follows: (i) 1,121,250 shares related to warrants issued to investors in the public offering completed in August 2022; (ii) 58,500 shares related to warrants issued to the underwriters in that same offering; and (iii) 350,000 shares related to restricted stock units granted to two officers in March 2022 (see Note 3).

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

Related Parties - The Company accounts for related party transactions in accordance with ASC 850. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that it might be prevented from fully pursuing its own separate interests is also a related party.

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

At December 31, 2022 and June 30, 2022, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

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

In the six months ended December 31, 2021, the holders of the 2018 convertible notes payable having total principal and accrued interest balances in the aggregate amount of $1,283 elected to convert their notes. Based upon the stated conversion price of $0.0063 per share, these holders converted their notes payable into a total of 203,630 shares of common stock (see Note 2).

Warrants – The Warrants for a total of 1,179,750 shares of common stock issued to investors and the underwriters are exercisable at any time after their original issuance and at any time up to the date that is five years after their original issuance, or August 1, 2027. The Warrants may be exercised upon payment of the exercise price in cash on or prior to the expiration date. Under the terms of the Warrant Agreement, we must use our best efforts to maintain the effectiveness of the registration statement and current prospectus relating to common stock issuable upon exercise of the Warrants until the expiration of the Warrants. If we fail to maintain the effectiveness of the registration statement and current prospectus relating to the common stock issuable upon exercise of the Warrants, the holders of the Warrants shall have the right to exercise the Warrants solely via a cashless exercise feature provided for in the Warrants, until such time as there is an effective registration statement and current prospectus.

The following table presents activity with respect to the Company’s warrants for the six months ended December 31, 2022:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at July 1, 2022	–	–
Warrants issued to Public Investors	1,121,250	4.00
Warrants issued to Underwriters	58,500	4.40
Outstanding at December 31, 2022	1,179,750	4.02	4.5	$–

Exercisable at December 31, 2022	1,179,750	4.02	4.5	$–

These warrants were issued in conjunction with an underwritten public equity offering, therefore, there was no employee or non-employee compensation expense recognized.

Stock Compensation Expense – In February 2022, we entered into a new employment agreement with our Chief Executive Officer (“CEO”), effective April 1, 2022. The initial term of the employment agreement is one year and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $165,000. Pursuant to the agreement, we issued our CEO a restricted stock unit (“RSU”) award for up to 150,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 50,000 shares; and (ii) Milestone 2 - Produce 2,000 ESSs in 2022 and continue his employment with our company until January 1, 2023: 100,000 shares. As of January 1, 2023, Milestone 1 was achieved, however, Milestone 2 was not achieved. The underlying 50,000 shares of common stock earned under Milestone 1 were issued to the CEO as of that date.

In February 2022, we entered into a new employment agreement with our Chief Financial Officer (“CFO”), effective March 1, 2022. The initial term of the employment agreement is one year and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $125,000. Pursuant to the agreement, we issued our CFO an RSU award for up to 300,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 250,000 shares; and (ii) Milestone 2 - successfully complete and file the Company’s Form 10-K for the year ended June 30, 2023 no later than September 29, 2023 and continue his employment with our company until January 1, 2024: 50,000 shares. Milestone 1 was achieved as of January 1, 2023, and the underlying 250,000 shares of common stock earned under Milestone 1 were issued to the CFO as of that date.

Based upon the Company’s assessment of the probability of the CEO and CFO ultimately achieving each milestone specified under the RSU awards indicated above, the Company has calculated the grant date value of such awards and is amortizing it as stock compensation expense over the underlying performance periods. The Company has recognized stock compensation expense applicable to such RSU awards in the six months ended December 31, 2022 in the amount of $1,159,882.

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 to be paid quarterly with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of December 31, 2022, we booked an initial accrual of $97,500 of compensation expense (of which $87,750 will be settled through the issuance of shares) for our three independent directors under this plan. At the same time, we also granted 26,000 shares, with a grant date value of $97,500, to various advisors pursuant to annual contracts for their services. In the six months ended December 31, 2022, we recognized total non-cash stock compensation expense of $1,311,111 as follows: (i) $1,159,882 for the amortized value of the RSUs granted to our two executive officers, as previously described; (ii) $87,750 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $48,750 for the amortized value of the shares granted to various advisors under their annual service contracts; and (iv) $14,729 for the fair value of incentive shares earned by a wholesale dealer as of December 31, 2022 (see Note 4). There was a total of 75,000 shares of common stock that were issued to three grantees, a director and two advisory board members, in the six months ended December 31, 2022, which were previously expensed in the year ended June 30, 2022.

In the six months ended December 31, 2021, the Company recognized non-cash stock compensation expense in the total amount of $4,001,558 as follows: (i) $3,505,000 for the fair value of 500,000 incentive shares earned as of December 31, 2021 by a company controlled by the Company’s CEO under a previous compensation plan (which were not issued until early 2022); (ii) $175,250 for the fair value of 25,000 bonus shares earned as of December 31, 2021 by an outside attorney (which were not issued until early 2022); (iii) $157,746 for the amortized value of 50,000 shares granted to an attorney and a consultant pursuant to one year service agreements in mid 2021; (iv) $103,500 for the amortized value of 50,000 shares attributable to a new independent director in early 2021; and (v) $60,062 for the fair value of 8,568 incentive shares earned by a wholesale dealer as of December 31, 2021 (see Note 4). There was a total of 154,165 shares of common stock that were issued to various grantees, primarily advisors, attorneys and consultants, in the six months ended December 31, 2021.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of December 31, 2022, the Company has made awards totaling 450,000 shares for the RSUs granted to two executives, as noted above, under the Plan.

(4)       Commitments and Contingencies

Effective January 1, 2021, the Company secured new corporate and manufacturing office space under a sublease agreement with its contract manufacturer. Under the terms of the sublease agreement, the Company is required to make rental payments of $10,350 per month during the initial one-year term of the agreement. The sublease agreement is renewable upon mutual agreement of both parties for up to four additional years at a modest increase in the monthly rent, however, the Company is under is no obligation to renew it. Management has determined that the exercise of the renewal option is not reasonably certain and, as such, the Company has accounted for it as a short-term lease under ASC 842, Leases. Effective January 1, 2023, the Company elected to renew the agreement for another one year period.

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

(5)        Subsequent Events

As of January 1, 2023, we issued a total of 300,000 shares of common stock to our two executive officers in recognition of each officer having achieved Milestone 1 under their respective Board approved RSU awards (see Note 3).

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

Overview

We are a designer, manufacturer, and seller of high-end Energy Storage Systems (or ESS), primarily our NeoVolta NV14 and NV 24, which can store and use energy via batteries and an inverter at residential or commercial sites. We were founded to identify new ways to leverage emerging technologies with the dynamic changes that are taking place in the energy delivery space. We primarily market and sell our products directly to our certified solar installers and solar equipment distributors. We are also pursuing agreements with residential developers, commercial developers, and other commercial opportunities. Because we are purely dedicated to energy solar systems, virtually all of our current resources and efforts go into further developing our flagship NV14 and NV 24 products, while focusing on specific industry needs for our next generation of products. We believe we are unique in the marketplace due to our low cost, our innovative battery chemistry, our product versatility and our commitment to installer service. Because of these factors, we believe NeoVolta is uniquely equipped to establish itself as a major player in the energy storage market.

In May 2019, we completed a public offering of 3,500,000 shares of our common stock at an offering price of $1.00 per share for gross proceeds of $3.5 million pursuant to Regulation A of the Securities Act.. We used the proceeds of the offering to ramp up production, marketing, and sales of our NV14 product line. In that regard, we have used the proceeds from the offering to fund the marketing, production and distribution of our products, which commenced in July 2019 through a group of wholesale customers in California, as well as to provide additional working capital for other corporate purposes. We have expanded to include one wholesale distribution customer in Nevada. As of the current date, we have had successful installations of our products in the additional States of Arizona, Nevada, Georgia, Utah, Florida, Puerto Rico, Oklahoma, Texas, Colorado, Wyoming, Tennessee, and Missouri.

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

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three and six month periods ended December 31, 2022 and 2021, as reported in our financial statements included in Item 1.

Three months ended December 31, 2022 versus three months ended December 31, 2021

Revenues - Revenues from contracts with customers for the three months ended December 31, 2022 were $567,105 compared to $1,035,127 for the three months ended December 31, 2021. Such decrease was primarily due to the pendency of the April 2023 effective date of new utility regulations in the State of California that we believe is presently causing an economic disincentive for residential utility customers to acquire our energy storage systems prior to the effective date of those regulations (see “Item 1A. Risk Factors” for a discussion of the new utility regulations).

Cost of Goods Sold - Cost of goods sold for the three months ended December 31, 2022 were $473,159 compared to $861,706 for the three months ended December 31, 2021. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 17% in both periods.

General and Administrative Expense - General and administrative expenses for the three months ended December 31, 2022 were $1,073,729 compared to $4,137,495 for the three months ended December 31, 2021. Such decrease was primarily due to the reduction in the expense recorded for the fair value of incentive shares of common stock earned by the Company’s executive officers under their new employment contracts, effective in March 2022.

Research and Development Expense - Research and development expenses for the three months ended December 31, 2022 were $7,746 compared to $62,250 for the three months ended December 31, 2021. Such fluctuation was due to a decrease in the level of the Company’s recent product development efforts.

Interest Expense - Interest expense for the three months ended December 31, 2022 was zero compared to $3,530 for the three months ended December 31, 2021. This decrease resulted from the conversion of our 2018 and 2021 convertible notes in conjunction with the closing of our public offering in August 2022.

Net Loss - Net loss for the three months ended December 31, 2022 was $987,529 compared to $4,029,854 for the three months ended December 31, 2021, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Six months ended December 31, 2022 versus six months ended December 31, 2021

Revenues - Revenues from contracts with customers for the six months ended December 31, 2022 were $2,104,941 compared to $2,634,731 for the six months ended December 31, 2021. Such decrease was primarily due to the pendency of the April 2023 effective date of new utility regulations in the State of California that we believe is presently causing an economic disincentive for residential utility customers to acquire our energy storage systems prior to the effective date of those regulations (see “Item 1A. Risk Factors” for a discussion of the new utility regulations).

Cost of Goods Sold - Cost of goods sold for the six months ended December 31, 2022 were $1,765,119 compared to $2,222,700 for the six months ended December 31, 2021. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 16% in both periods.

General and Administrative Expense - General and administrative expenses for the six months ended December 31, 2022 were $1,993,157 compared to $4,494,053 for the six months ended December 31, 2021. Such decrease was primarily due to the reduction in the expense recorded for the fair value of incentive shares of common stock earned by the Company’s executive officers under their new employment contracts, effective in March 2022.

Research and Development Expense - Research and development expenses for the six months ended December 31, 2022 were $28,646 compared to $66,503 for the six months ended December 31, 2021. Such fluctuation was due to a decrease in the level of the Company’s recent product development efforts.

Interest Expense - Interest expense for the six months ended December 31, 2022 was $4,134 compared to $9,536 for the six months ended December 31, 2021. This decrease resulted from the conversion of our 2018 and 2021 convertible notes in conjunction with the closing of our public offering in August 2022.

Net Loss - Net loss for the six months ended December 31, 2022 was $1,686,115 compared to $4,158,061 for the six months ended December 31, 2021, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the six months ended December 31, 2022 was $688,093, compared to $475,923 in the six months ended December 31, 2021, reflecting a modest increase in net working capital requirements in the current fiscal year period.

Financing activities. Net cash provided by financing activities in the six months ended December 31, 2022 was $3,780,405, compared to $1,068,000 in the six months ended December 31, 2021. As further discussed below, our net cash provided by financing activities in the six months ended December 31, 2022 was entirely attributable to the successful completion of an underwritten public offering of our equity securities in early August 2022. Our net cash provided by financing activities in the six months ended December 31, 2021 resulted from the issuance of our convertible notes payable to a group of accredited investors in October 2021 in the amount of $1,068,000. Such notes were ultimately converted into common stock in conjunction with the closing of our public offering in August 2022.

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

As of December 31, 2022, we had a cash balance of $3.4 million and net working capital of approximately $7.2 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that we will have sufficient cash to operate for at least the next 12 months.

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

As of December 31, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 27, 2022 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, which are incorporated by reference herein and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended June 30, 2022, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The following are new risk factors which supplements the risk factors included in our Form 10-K:

Recent utility regulations enacted in the State of California in December 2022 are currently having a negative impact on the sales of our energy storage systems in that state.

On December 15, 2022, the California Public Utilities Commission (“CPUC”) unanimously passed a new statewide utility regulation known as Net Energy Metering 3.0 (“NEM 3.0”). This new regulation will become effective in 120 days after enactment, on April 14, 2023, and will significantly alter the net billing rates for residential solar production in the State of California and ultimately impact the monthly energy bill savings for homeowners. We believe that the passage of NEM 3.0 will provide a significant economic incentive for residential utility customers to acquire energy storage systems, such as those sold by NeoVolta, once NEM 3.0 becomes effective on April 14, 2023. In the meantime, however, there is an impediment for residential utility customers to acquire our energy storage systems, which are presently being grandfathered under a similar new regulation for solar panels, until the purchasing and installation of batteries can occur in advance of NEM 3.0 becoming effective on April 14, 2023. Therefore, we expect the negative impact that we are currently experiencing on our sales in the State of California to possibly continue through at least the first calendar quarter of 2023.

An increase in mortgage interest rates may result in a decrease in demand by homeowners for our residential energy storage systems.

Sales volume in our homeowner channel is partially dependent on the construction of new homes and the sale of existing homes in our residential markets. Many customers of our installation partners rely on mortgage loans from banks and other lenders in order to finance a substantial portion of the purchase price for their home, including any related improvements. Increased mortgage interest rates may lead to lower demand for new homes and a reduced number of homes available for solar origination through our homeowner channel. Additionally, increased interest rates may result in fewer secondary home sales, a reduction in the number of customers refinancing their mortgages and uncertainty about the economy.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended December 31, 2022.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOVOLTA, INC.

February 10, 2023	/s/ Brent S. Willson
Brent S. Willson
Chief Executive Officer
(Principal Executive Officer)

February 10, 2023	/s/ Steve Bond
Steve Bond
Chief Financial Officer
(Principal Financial/Accounting Officer)

