Form 10-Q
period 2023-03-31
NeoVolta Inc.
filed 2023-05-12
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of May 12, 2023, was 33,155,127 shares.

NEOVOLTA, INC.

FORM 10-Q

MARCH 31, 2023

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

PART I . FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEOVOLTA, INC.

Balance Sheets

	March 31,	June 30,
	2023	2022
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,460,190	$330,385
Accounts receivable, net	1,737,651	1,317,738
Inventory	1,362,289	2,238,208
Prepaid insurance and other current assets	205,710	239,001
Total current assets	6,765,840	4,125,332

Total assets	$6,765,840	$4,125,332

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$–	$205,600
Accrued interest payable	–	53,436
Other accrued liabilities	87,651	127,356
Convertible notes payable	–	1,068,000
Total current liabilities	87,651	1,454,392

Convertible notes payable	–	53,716
Total liabilities	87,651	1,508,108

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,155,127 and 21,977,251 shares issued and outstanding	33,155	21,978
Additional paid-in capital	24,763,356	18,394,641
Accumulated deficit	(18,118,322)	(15,799,395)
Total stockholders' equity	6,678,189	2,617,224

Total liabilities and stockholders' equity	$6,765,840	$4,125,332

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenues from contracts with customers	$629,010	$932,903
Cost of goods sold	537,261	810,563
Gross profit	91,749	122,340

Operating expenses:
General and administrative	723,271	620,214
Research and development	1,290	–
Total operating expenses	724,561	620,214

Loss from operations	(632,812)	(497,874)

Other income (expense):
Interest expense	–	(21,829)
Total other income (expense)	–	(21,829)

Net loss	$(632,812)	$(519,703)

Weighted average shares outstanding - basic and diluted	33,151,685	20,287,634

Net loss per share - basic and diluted	$(0.02)	$(0.03)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Nine Months Ended
	March 31,
	2023	2022

Revenues from contracts with customers	$2,733,951	$3,567,634
Cost of goods sold	2,302,380	3,033,263
Gross profit	431,571	534,371

Operating expenses:
General and administrative	2,716,428	5,114,267
Research and development	29,936	66,503
Total operating expenses	2,746,364	5,180,770

Loss from operations	(2,314,793)	(4,646,399)

Other income (expense):
Interest expense	(4,134)	(31,365)
Total other income (expense)	(4,134)	(31,365)

Net loss	$(2,318,927)	$(4,677,764)

Weighted average shares outstanding - basic and diluted	31,650,491	20,082,627

Net loss per share - basic and diluted	$(0.07)	$(0.23)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Stockholders' Equity

Nine Months Ended March 31, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2022	21,977,251	$21,978	$18,394,641	$(15,799,395)	$2,617,224
Issuance of common stock in underwritten public offering	1,121,250	1,121	3,779,284	–	3,780,405
Issuance of common stock for conversion of debt and accrued interest	9,671,867	9,672	1,169,614	–	1,179,286
Stock compensation expense	–	–	591,816	–	591,816
Net loss	–	–	–	(698,586)	(698,586)

Balance at September 30, 2022	32,770,368	32,771	23,935,355	(16,497,981)	7,470,145
Stock compensation expense	75,000	75	719,220	–	719,295
Net loss	–	–	–	(987,529)	(987,529)

Balance at December 31, 2022	32,845,368	32,846	24,654,575	(17,485,510)	7,201,911
Stock compensation expense	309,759	309	108,781	–	109,090
Net loss	–	–	–	(632,812)	(632,812)

Balance at March 31, 2023	33,155,127	$33,155	$24,763,356	$(18,118,322)	$6,678,189

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2021	19,640,888	$19,641	$13,169,363	$(10,040,370)	$3,148,634
Issuance of common stock for conversion of debt and accrued interest	203,630	204	1,079	–	1,283
Stock compensation expense	154,165	154	130,469	–	130,623
Adjustment for change in accounting principle	–	–	(87,116)	45,809	(41,307)
Net loss	–	–	–	(128,207)	(128,207)

Balance at September 30, 2021	19,998,683	19,999	13,213,795	(10,122,768)	3,111,026
Stock compensation expense	–	–	3,870,935	–	3,870,935
Net loss	–	–	–	(4,029,854)	(4,029,854)

Balance at December 31, 2021	19,998,683	19,999	17,084,730	(14,152,622)	2,952,107
Issuance of common stock for conversion of debt and accrued interest	895,000	895	4,744	–	5,639
Stock compensation expense	1,083,568	1,084	358,728	–	359,812
Net loss	–	–	–	(519,703)	(519,703)

Balance at March 31, 2022	21,977,251	$21,978	$17,448,202	$(14,672,325)	$2,797,855

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,318,927)	$(4,677,764)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	1,420,201	4,361,370
Bad debt expense	380,000	–
Changes in current assets and liabilities
Accounts receivable	(799,913)	(232,921)
Inventory	875,919	(15,481)
Prepaid insurance and other current assets	33,291	(119,086)
Accounts payable	(205,600)	(49,343)
Accrued expenses	(35,571)	25,533
Net cash flows used in operating activities	(650,600)	(707,692)

Cash flows from financing activities:
Underwritten public offering of common stock	3,780,405	–
Proceeds from convertible notes payable	–	1,068,000
Net cash flows provided by financing activities	3,780,405	1,068,000

Net increase in cash and cash equivalents	3,129,805	360,308

Cash and cash equivalents at beginning of period	330,385	425,681

Cash and cash equivalents at end of period	$3,460,190	$785,989

Supplemental disclosures of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental non-cash financing activities
Conversion of convertible debt and accrued interest into common stock	$1,179,286	$6,922
Adjustment of debt discount related to adoption of new accounting principle	$–	$87,116

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

Interim Financial Information – The Company has prepared the accompanying financial statements, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position as of March 31, 2023, the results of its operations for the three and nine month periods ended March 31, 2023 and 2022, the changes in its stockholders’ equity for the nine month periods ended March 31, 2023 and 2022, and cash flows for the nine month periods ended March 31, 2023 and 2022. The balance sheet as of June 30, 2022 has been derived from the Company’s June 30, 2022 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on September 27, 2022.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, per bank. At March 31, 2023, the Company maintained accounts at two different banks, of which the balance at the first bank was within the FDIC insurance limit while the balance at the second bank was in excess of the FDIC insurance limit by $3,028,474.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The following table presents the components of inventory as of March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022

Raw materials	$1,299,494	$1,844,049
Work in process	62,795	22,768
Finished goods	–	371,391

Total	$1,362,289	$2,238,208

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. No inventory reserve was required as of March 31, 2023 and June 30, 2022.

Revenue Recognition – The Company recognizes revenue in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Revenues are recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, primarily in California. Three such dealers represented approximately 21%, 18% and 16% of the Company’s revenues in the nine months ended March 31, 2023, however, no other dealers accounted for more than 10% of the revenues in such period. Those same three dealers represented an aggregate of approximately 83% of the Company’s accounts receivable as of March 31, 2023 (net of allowance), however, no other dealers accounted for more than 10% of the accounts receivable as of March 31, 2023. Two dealers represented approximately 22%, and 16% of the Company’s revenues in the nine months ended March 31, 2022. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the nine months ended March 31, 2023 and 2022 is provided.

Allowance for Doubtful Accounts – The Company recognizes an allowance for doubtful accounts whenever a loss is expected to be incurred in the realization of a customer’s account. As of March 31, 2023 and June 30, 2022, our allowance for doubtful accounts was $380,000 and zero, respectively.

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

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2023, the Company had total outstanding common stock equivalents of 1,229,750 shares as follows: (i) 1,121,250 shares related to warrants issued to investors in the public offering completed in August 2022; (ii) 58,500 shares related to warrants issued to the underwriters in that same offering; and (iii) 50,000 shares related to restricted stock units granted to an officer in March 2022 (see Note 3).

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

At March 31, 2023 and June 30, 2022, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

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

In the nine months ended March 31, 2022, the holders of the 2018 convertible notes payable having total principal and accrued interest balances in the aggregate amount of $6,922 elected to convert their notes. Based upon the stated conversion price of $0.0063 per share, these holders converted their notes payable into a total of 1,098,630 shares of common stock (see Note 2).

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

The following table presents activity with respect to the Company’s warrants for the nine months ended March 31, 2023:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at July 1, 2022	–	$–
Warrants issued to Public Investors	1,121,250	4.00	–	–
Warrants issued to Underwriters	58,500	4.40	–	–
Outstanding at March 31, 2023	1,179,750	$4.02	4.3	$–

Exercisable at March 31, 2023	1,179,750	$4.02	4.3	$–

These warrants were issued in conjunction with an underwritten public equity offering, therefore, there was no employee or non-employee compensation expense recognized.

Stock Compensation Expense – In February 2022, we entered into a new employment agreement with our Chief Executive Officer (“CEO”), effective April 1, 2022. The initial term of the employment agreement was one year and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $165,000. Pursuant to the agreement, we issued our CEO a restricted stock unit (“RSU”) award for up to 150,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 50,000 shares; and (ii) Milestone 2 - Produce 2,000 ESSs in 2022 and continue his employment with our company until January 1, 2023: 100,000 shares. As of January 1, 2023, Milestone 1 was achieved, however, Milestone 2 was not achieved. The underlying 50,000 shares of common stock earned under Milestone 1 were issued to the CEO as of that date.

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

Based upon the Company’s assessment of the probability of the CEO and CFO ultimately achieving each milestone specified under the RSU awards indicated above, the Company has calculated the grant date value of such awards and is amortizing it as stock compensation expense over the underlying performance periods. The Company has recognized stock compensation expense applicable to such RSU awards in the nine months ended March 31, 2023 in the amount of $1,200,723.

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 to be paid quarterly with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of March 31, 2023, we booked an initial accrual of $146,250 of compensation expense (of which $131,625 will be settled through the issuance of shares) for our three independent directors under this plan. At the same time, we also granted 26,000 shares, with a grant date value of $97,500, to various advisors pursuant to annual contracts for their services.

In the nine months ended March 31, 2023, we recognized total non-cash stock compensation expense of $1,420,201 as follows: (i) $1,200,723 for the amortized value of the RSUs granted to our two executive officers, as previously described; (ii) $131,625 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $60,625 for the amortized value of the shares granted to various advisors under their annual service contracts; and (iv) $27,228 for the fair value of incentive shares earned by two wholesale dealers as of December 31, 2022 (see Note 4). There was a total of 384,759 shares of common stock that were issued to various grantees, including our two executive officers, in the nine months ended March 31, 2023, of which 75,000 shares were previously expensed in the year ended June 30, 2022.

In the nine months ended March 31, 2022, we recognized total non-cash stock compensation expense of $4,361,370 as follows: (i) $3,505,000 for the fair value of 500,000 incentive shares earned as of December 31, 2021 by a company controlled by the Company’s CEO under a previous compensation plan (which were not issued until early 2022); (ii) $193,314 for the initial amortized value of the RSUs granted to our two executive officers, as previously described; (iii) $175,250 for the fair value of 25,000 bonus shares earned as of December 31, 2021 by an outside attorney (which were not issued until early 2022); (iv) $236,619 for the amortized value of 50,000 shares granted to an attorney and a consultant pursuant to one year service agreements in mid 2021; (v) $191,125 for the amortized value of 50,000 shares attributable to a new independent director in early 2021; and (vi) $60,062 for the fair value of 8,568 incentive shares earned by a wholesale dealer as of December 31, 2021 (see Note 4). There was a total of 1,237,733 shares of common stock that were issued to various grantees, primarily advisors, attorneys and consultants, in the nine months ended March 31, 2022.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of March 31, 2023, the Company has made awards totaling 450,000 shares for the RSUs granted to two executives, as noted above, under the Plan.

(4)       Commitments and Contingencies

Effective January 1, 2021, the Company secured new corporate and manufacturing office space under a sublease agreement with its contract manufacturer. Under the terms of the sublease agreement, the Company is required to make rental payments of $10,350 per month during the initial one-year term of the agreement. The sublease agreement is renewable upon mutual agreement of both parties for up to four additional years at a modest increase in the monthly rent, however, the Company is under no obligation to renew it. Management has determined that the exercise of the renewal option is not reasonably certain and, as such, the Company has accounted for it as a short-term lease under ASC 842, Leases. Effective January 1, 2023, the Company elected to renew the agreement for another one year period (see Note 5).

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

(5)        Subsequent Events

In April 2023, we amended the agreement with our contract manufacturer (see Note 4) to provide for the purchase by us of all of the contract manufacturer’s existing inventory used to assemble our ESS units and to also provide for the eventual assumption by us of full responsibility for the manufacturing of our ESS units. Pursuant to the amended agreement, we completed the purchase of our contract manufacturer’s assembly inventory by making a cash payment of $1.3 million to this company and have now recorded such purchased inventory on our balance sheet. We presently expect to assume full responsibility for the manufacturing process surrounding our ESS units from the contract manufacturer by June 1, 2023. All of our manufacturing certifications are listed under NeoVolta. This amended agreement has no effect on the present sublease agreement with our contract manufacturer.

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

In May 2019, we completed a public offering of 3,500,000 shares of our common stock at an offering price of $1.00 per share for gross proceeds of $3.5 million pursuant to Regulation A of the Securities Act. We used the proceeds of the offering to ramp up production, marketing, and sales of our NV14 product line. In that regard, we have used the proceeds from the offering to fund the marketing, production and distribution of our products, which commenced in July 2019 through a group of wholesale customers in California, as well as to provide additional working capital for other corporate purposes. We have expanded to include one wholesale distribution customer in Nevada. As of the current date, we have had successful installations of our products in the additional States of Arizona, Nevada, Georgia, Utah, Florida, Puerto Rico, Oklahoma, Texas, Colorado, Wyoming, Tennessee, and Missouri.

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

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three and nine month periods ended March 31, 2023 and 2022, as reported in our financial statements included in Item 1.

Three months ended March 31, 2023 versus three months ended March 31, 2022

Revenues - Revenues from contracts with customers for the three months ended March 31, 2023 were $629,010 compared to $932,903 for the three months ended March 31, 2022. Such decrease was primarily due to the pendency of the April 2023 effective date of new utility regulations in the State of California that we believe caused an economic disincentive for residential utility customers to acquire our energy storage systems prior to the effective date of those regulations (see “Item 1A. Risk Factors” for a discussion of the new utility regulations).

Cost of Goods Sold - Cost of goods sold for the three months ended March 31, 2023 were $537,261 compared to $810,563 for the three months ended March 31, 2022. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 15% and 13%, respectively.

General and Administrative Expense - General and administrative expenses for the three months ended March 31, 2023 were $723,271 compared to $620,214 for the three months ended March 31, 2022. Such increase was due to the recognition of an allowance for bad debts of $380,000, partially offset by a decrease in stock compensation expense related the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the three months ended March 31, 2023 were $1,290 compared to zero for the three months ended March 31, 2022. Such fluctuation was due to a modest increase in the level of the Company’s recent product development efforts.

Interest Expense - Interest expense for the three months ended March 31, 2023 was zero compared to $21,829 for the three months ended March 31, 2022. This decrease resulted from the conversion of our 2018 and 2021 convertible notes in conjunction with the closing of our public equity offering in August 2022.

Net Loss - Net loss for the three months ended March 31, 2023 was $632,812 compared to $519,703 for the three months ended March 31, 2022, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Nine months ended March 31, 2023 versus nine months ended March 31, 2022

Revenues - Revenues from contracts with customers for the nine months ended March 31, 2023 were $2,733,951 compared to $3,567,634 for the nine months ended March 31, 2022. Such decrease was primarily due to the pendency of the April 2023 effective date of new utility regulations in the State of California that we believe caused an economic disincentive for residential utility customers to acquire our energy storage systems prior to the effective date of those regulations (see “Item 1A. Risk Factors” for a discussion of the new utility regulations).

Cost of Goods Sold - Cost of goods sold for the nine months ended March 31, 2023 were $2,302,380 compared to $3,033,263 for the nine months ended March 31, 2022. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 16% and 15%, respectively.

General and Administrative Expense - General and administrative expenses for the nine months ended March 31, 2023 were $2,716,428 compared to $5,114,267 for the nine months ended March 31, 2022. Such decrease was primarily due to the reduction in the expense recorded for the fair value of incentive shares of common stock earned by the Company’s executive officers under their new employment contracts, effective in March 2022.

Research and Development Expense - Research and development expenses for the nine months ended March 31, 2023 were $29,936 compared to $66,503 for the nine months ended March 31, 2022. Such fluctuation was due to a decrease in the level of the Company’s recent product development efforts.

Interest Expense - Interest expense for the nine months ended March 31, 2023 was $4,134 compared to $31,365 for the nine months ended March 31, 2022. This decrease resulted from the conversion of our 2018 and 2021 convertible notes in conjunction with the closing of our public equity offering in August 2022.

Net Loss - Net loss for the nine months ended March 31, 2023 was $2,318,927 compared to $4,677,764 for the nine months ended March 31, 2022, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the nine months ended March 31, 2023 was $650,600 compared to $707,692 in the nine months ended March 31, 2022, reflecting a modest decrease in net working capital requirements in the current fiscal year period.

Financing activities. Net cash provided by financing activities in the nine months ended March 31, 2023 was $3,780,405, compared to $1,068,000 in the nine months ended March 31, 2022. As further discussed below, our net cash provided by financing activities in the nine months ended March 31, 2023 was entirely attributable to the successful completion of an underwritten public offering of our equity securities in early August 2022. Our net cash provided by financing activities in the nine months ended March 31, 2022 resulted from the issuance of our convertible notes payable to a group of accredited investors in October 2021 in the amount of $1,068,000. Such notes were ultimately converted into common stock in conjunction with the closing of our public offering in August 2022.

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

As of March 31, 2023, we had a cash balance of $3.5 million and net working capital of approximately $6.7 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that we will have sufficient cash to operate for at least the next 12 months.

Recent Assembly Inventory Purchase

In April 2023, we closed the bulk purchase of raw materials inventory from our contract manufacturer by making a cash payment to that company in the amount of $1.3 million. This transaction was completed pursuant to an amendment of our Master Supply Agreement with our contract manufacturer. In addition to the purchase of the raw materials inventory from our contract manufacturer, this amendment provides for the eventual assumption by us of full responsibility from our contract manufacturer for the manufacturing of our proprietary Energy Storage Systems (“ESS”) units. We presently expect to assume such responsibility for the manufacturing process surrounding our ESS units from our contract manufacturer by June 1, 2023. In conjunction with assuming this responsibility, we will hire the four employees of our contract manufacturer who currently perform contract manufacturing services for us. This amended agreement has no effect on our present Sublease Agreement with our contract manufacturer, pertaining to our existing manufacturing location in Poway, CA.

Other Developments

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

As of March 31, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The following are new risk factors which supplements the risk factors included in our Form 10-K:

Recent utility regulations enacted in the State of California in December 2022 have had a negative impact on the sales of our energy storage systems in that state.

On December 15, 2022, the California Public Utilities Commission (“CPUC”) unanimously passed a new statewide utility regulation known as Net Energy Metering 3.0 (“NEM 3.0”). This new regulation became effective 120 days after enactment, on April 14, 2023, and significantly alters the net billing rates for residential solar production in the State of California and ultimately impacts the monthly energy bill savings for homeowners. While this new regulation was pending, we believe that it caused a negative impact on the sales of our energy storage systems in the State of California during the recent periods ended March 31, 2023. Now that NEM 3.0 has become effective, however, we believe that it will provide an economic incentive for residential utility customers to acquire energy storage systems, such as those sold by NeoVolta, in the State of California.

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

There have been no sales of unregistered securities during the three months ended March 31, 2023.

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

NEOVOLTA, INC.

May 12, 2023	/s/ Brent S. Willson
Brent S. Willson Chief Executive Officer (Principal Executive Officer)

May 12, 2023	/s/ Steve Bond
Steve Bond Chief Financial Officer (Principal Financial/Accounting Officer)

