Form 10-K
period 2023-06-30
NeoVolta Inc.
filed 2023-09-22
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    No   ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $78.9 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of September 22, 2023 was 33,155,127.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funding to develop and market our products;
•	the need to obtain regulatory approval of our products in the states in which we operate or expect to operate in the future;
•	our ability to market our products;
•	market acceptance of our products;
•	competition from existing products or new products that may emerge;
•	potential product liability claims;
•	our dependency on third-party manufacturers to supply or manufacture our products;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	our ability to adequately support future growth; and
•	our ability to attract and retain key personnel to manage our business effectively.

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

PART I

ITEM 1. BUSINESS

Overview

We are a designer, manufacturer, and seller of high-end Energy Storage Systems (or ESS), primarily our NeoVolta NV14, NV14-K, and NV 24, which can store and use energy via batteries and an inverter at residential or commercial sites. We were founded to identify new ways to leverage emerging technologies with the dynamic changes that are taking place in the energy delivery space. We primarily market and sell our products directly to our certified solar installers and solar equipment distributors. In the future, we intend to expand multiple opportunities with residential developers, commercial developers, and other commercial opportunities. Because we are purely dedicated to energy solar systems, virtually all of our current resources and efforts go into further developing our flagship NV14, NV14-K, and NV 24 products, while focusing on specific industry needs for our next generation of products. We believe we are unique in the marketplace due to our low cost, our innovative battery chemistry, our product versatility, and our commitment to installer service. Because of these factors, we believe NeoVolta is uniquely equipped to establish ourselves as a major player in the energy storage market.

Our NV14 ESS contains a 7,680 W hybrid 120V / 240V and 208V 3-phase inverter and a 14.4 kWh battery system power. The NV14 is energy efficient, has a variety of operating options, and uses Lithium Iron Phosphate (LiFe (PO4)) batteries. The batteries we utilize are capable of 6,000 cycles at a Depth of Discharge (DoD) of 90% and have a high thermal range (heat and cold tolerances). Our NV14 ESS integrates all components and is NEMA Type 3R rated (indoor/outdoor). Our NV14-K variant is specifically designed for inclusion into EOS Linx Electric Vehicle charging and advertising products named “Aurora Charge Station.” Our NV24 provides additional energy storage capacity raising the NV14 from 14.4 KW to 24.0 KW. Our newest update of the NV14 ESS allows for commercial 208V 3-phase installations adding significantly to our potential customer base.

History

We completed the initial design work and completed testing and certification of our first offering, the NeoVolta NV14, in August 2018. In September 2018, we completed our first production prototype. By March 2019, we completed all certifications and were granted approval by the California Energy Commission (CEC) for off-grid and on-grid installation. Since our headquarters are located in San Diego County, a county with more than 160,000 solar customers, we chose San Diego for our initial rollout. In May 2019, the NV14 was approved throughout San Diego County and City areas by San Diego Gas & Electric (SDG&E) for connection to its grid system and customer installations began. In June 2019, we moved our contracted manufacturing to a facility in Poway, California. In June 2019, we began marketing to San Diego based solar installers. In early 2020, we expanded our certified installer network to the greater Los Angeles, San Francisco, and Sacramento areas. At present, we have installs in the following 14 States and Territories: California, Nevada, Arizona, Utah, Colorado, Wyoming, Texas, Oklahoma, Missouri, Tennessee, Alabama, Georgia, Florida, and Puerto Rico. In January 2021, we moved to a larger production facility in Poway, California to facilitate growth.

Our Products - NeoVolta NV14, NV14-K, and NV24

The NV14 is a complete ESS with 7,680-Watt 120V / 240V hybrid inverter (one of the largest in the industry) which is also capable of 208V 3-phase commercial power with a 14.4 kWh lithium iron phosphate (LiFe (PO4)) battery system. The NV14-K is a variant of the NV14 built to EOS Linx specifications. This is all incorporated in one National Electrical Manufacturer Association (NEMA) Type 3R rated indoor/outdoor cabinet system with all United Laboratories (UL) compliant electrical certifications, and fire code requirements. The NV14 is capable of storing and using inverted (AC) photovoltaic, non-inverted (DC) photovoltaic, or both AC and DC photovoltaic solar sources. It can also accept utility grid AC power as a charging source for the integrated 14.4 kWh battery system. The NV14 system will charge the batteries with excess solar photovoltaic (AC, DC or both AC and DC) power during daylight conditions - a unique functionality in the ESS industry. The inverter will invert DC battery power into AC power during periods of darkness or higher use periods. Once discharged, the batteries will be idle until excess solar photovoltaic is available and will subsequently begin to recharge. The NV14 is designed to primarily charge from solar but can be programmed to charge from other sources of power (solar, wind turbine, generator, and grid). It can be easily programmed by our certified installers to customer-specific use profiles, including for “rate arbitrage,” (graph below) which allows charging from the grid during the lowest rate periods if the utility company allows this activity. Once recharged, the batteries will discharge once solar photovoltaic begins to wane or when the customer needs more power than available from solar photovoltaic. By doing this, customers will be consuming their own solar photovoltaic production instead of sending excess photovoltaic power to the grid and then buying this power back later in the evening from the utility at an often significantly higher retail rate, thereby potentially lowering their monthly electric bill depending on their local utility’s rate plan. Our NV14 is also capable of multi-tasking by recharging via solar photovoltaic power while also supplying power.

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

According to Wood Mackenzie’s U.S. Energy Storage Monitor, released in December 2020, the residential storage segment posted its best quarter ever in the third quarter of 2020, during the height of the coronavirus pandemic with 52 megawatts and 119 megawatt-hours of new storage installed. The U.S. market is expected to reach 7.5 gigawatts in 2025, which amounts to sixfold growth from 2020.

Market Drivers

Regulatory. The regulatory drivers regarding ESS come in the form of an increasing number of mandates and incentives. On the mandate side, in August of 2021, California became the first state in the country to require builders to install solar and battery storage on new commercial buildings and high-rise multifamily buildings. This state approved Energy Code also includes requirements for builders to design single-family homes so battery storage can be easily added to the already existing solar system in the future as well as incentives to eliminate natural gas from new buildings. On the incentive side, the federal Investment Tax Credit, or ITC, has been the most impactful providing a 26% credit for the cost of a unit if you pair the battery with an on-site renewable resource. For a typical ESS, the ITC can reduce the cost of the system by $4,500 to $6,000. This has become even more beneficial with the enactment of The Inflation Reduction Act, increasing the credit to 30% for all ESS. Many states are also putting incentive systems in place. Beyond states taking steps to encourage greater adoption of energy storage technologies, some utilities are now also offering incentives to home and business owners who install storage. To date, most of these utility-specific storage incentives are in the Northeast. We anticipate more of these programs being put in place in the future. In November 2022, the California Public Energy Commission (CPUC) passed Net Energy Metering 3 (NEM3) with phase in date of April 14, 2023. NEM3 significantly reduces the value to “excess” solar that a customer sends to the Utility during the day. Under NEM2, customer typically achieved a pay back period of 5-6 years. Under NEM3, solar pay back is 10-12 years depending on the Utility. As a result, most solar installers focused on installing as much solar as possible prior to the April 14, 2023 deadline. This resulted in a delay of battery and ESS installations since adding these capabilities do not affect NEM status, however, the impact of the temporary market distortion has been largely reversed since that date.

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

Utilities are addressing this matter in some cases through Public Safety Power Shut Off (PSPS) events (when power is purposefully turned off in the case of high winds with very dry vegetation conditions that increase wildfire risks). The direct result of this was seen in California after the PSPS events of late 2019.

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

Growth Strategy

Our growth strategy is focused on expanding our core business of distributing our products on a recurring basis to small and medium sized installers and to continue expanding the application of our product into various commercial applications through development partnerships. Sungage Financial and GoodLeap finance NeoVolta installations with or without solar. We are working to add additional financing and leasing options. We plan to do this through an increase in targeted direct sales and marketing to installers in ripe regional markets, concentrating efforts on adding to our national distributor partners, and marketing in ESS industry circles to identify new potential applications of our systems. Our growth thus far has been through word of mouth and networking mainly in Southern California. We have been successful in consistently growing both our installer base and our number of installs through these means, but recognize that to succeed in the national marketplace, we will need to bring on a team of sales and marketing professionals to reach our goals. We have plans to start to build out this team relatively soon.

Non-Residential / Commercial Growth: Our all-in-one system was engineered with the intent to be easily configurable to the needs of the client and easily serviced and updated for our installers. Flexibility due to the close contact with the manufacturing process and the adaptability of the product, along with our ability to handle commercial 208V 3-phse power, have opened up a number of new opportunities for us. In that regard, various stakeholders have sought us out to create an energy storage system for their unique needs specifically because others would not or could not accept the challenge. NeoVolta was and continues to be open to customizing our products for energy storage contracts should they meet our volume, profitability, and system requirements. This strategy of flexibility in R&D is affording NeoVolta access into markets that would normally be closed to companies of our size. We will continue to leverage this customer-driven approach in the future.

New opportunities in this sector are difficult to forecast, but are a core focus of our current sales and marketing plan. As these projects roll out and begin to be publicized, we believe NeoVolta can establish itself as an energy storage system engineering firm for large projects in applications globally. We intend to take advantage of our adaptability and the nascent industry to fill these diverse and complicated needs. We have previously announced partnerships with PMP Energy, EOS Linx, and American Development Partners. We continue to explore other than residential opportunities that NeoVolta is uniquely suited for.

Competition

We compete with several large competitors already successfully selling in the ESS space. Notable competitors include Tesla, LG Chem, Sonnen, Enphase, SunPower, and SMA America, among others. Some of our competitors have significantly greater financial, product development, manufacturing, marketing resources, and name recognition. In addition to competitors in the ESS space, we compete with companies in power generation equipment and other engine powered products industries. We face competition from a variety of large diversified industrial companies as well as smaller generator manufacturers, along with mobile equipment, engine powered tools, solar inverter, battery storage and grid services providers, both domestic and internationally. In addition, as energy storage becomes a necessary component for residential customers to realize better value/savings from their solar PV installation, we believe new competitors will emerge in this field. There is no assurance that we will be able to successfully compete in this market.

NeoVolta Competitive Advantages:

Availability. We believe recent back-order times for competitive products have been as long as 9-months in recent years. Smaller installers rely on quick sales to install to payment to keep their business going, and the lack of availability of competitive products is often the reason they are introduced to NeoVolta. Since December 2021, NeoVolta has been delivering on orders in under one week, very often the same day. We achieve this by maintaining a high level of inventory relative to projected sales, component consolidation prior to shipment, and a small lot, recurring freight strategy, which we believe allows for more flexibility in getting through the supply chain. Our strategy of maintaining higher levels of inventory based on projected sales means that to the extent our sales expectations in any periods are incorrect we may suffer cash flow constraints for such periods. LG Chem recently experienced a large recall of their older systems due to fire risk and product defects associated with their lithium-ion chemistry. Inability to secure reliable product delivery, fire risk, and recalls have harmed reputations of our competitors.

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

Key Product Advantages:

•	Residential / Commercial: System adapts to either application without the need for any additional equipment (transformers)
•	Outdoor or Indoor installations: NEMA 3R rated
•	Higher power than most competitive options (7,680 W inverter)
•	Compatible with AC, DC or both AC and DC power
•	UL certified to have no thermal runaway and no thermal risk (UL 9540A)
•	Higher 6,000 cycle batteries
•	Compatible with generators
•	Can support off grid
•	Capable of adding additional battery storage capacity without need for additional inverter

Our NV14 inverter can also accept 208 Volt 3-phase commercial power by simply making a settings change. This feature allows small businesses to back up vital systems such as refrigeration, servers, alarm systems, entry and exit security features, vaults, emergency lighting, etc. Some States are beginning to require these capabilities as an emergency capability due to frequent grid outages.

IP & Product Development

We currently have three issued US utility patents. US Patent No. 10,998,730 B1 is directed to NeoVolta’s solar power inverter system. US Patent No. 11,502,618 B2 relates to NeoVolta’s generators. US Patent No. 11,605,952 B1. which is an expansion of our first Patent, relates to NeoVolta’s solar power inverter system. We will continue to expand our Patent portfolio when appropriate.

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

Regulatory Environment

Regulators are quickly getting involved in the ESS space. In the past three years, California regulators have implemented major requirements, including CSIP and CPUC “rapid shutdown,” garage safety, non-ferrous cabinet, and more are being planned. We have a track record of understanding, adapting, and deploying our products in this ever-changing world.

California, via the California Public Utilities Commission (CPUC), and Hawaii appear to be leading the United States when it comes to new ESS regulations. In the past 36-months, CPUC adopted Common Smart Inverter Profile (CSIP), solar rapid shutdown, and several fire standards both inside garages and outside on residential dwellings. On June 22, 2020, with significant technical development and relationship building, NeoVolta received all certifications necessary for California CSIP compliance. On August 5, 2020, the California Energy Commission (CEC) approved NeoVolta’s CSIP application. CEC facilitates regulatory approvals for the CPUC.

In January 2021, CPUC adopted solar “rapid shutdown” requirements, which means emergency responders needed to be able to quickly terminate all with a switch or lever within a few feet of the Main Service Panel (MSP). NeoVolta already met this challenge with outside AC solar installations, and quickly met the requirements for indoor installations and DC solar.

In June 2022, California adopted several requirements for inside garage installations and disallowed any installs inside residential living spaces to include most basements. These changes affect where a system can be installed and may prevent installation in colder climates.

NeoVolta’s other certifications include:

•	Underwriters Laboratories (UL) 9540, 9540A, 1973, 1741SA, 1642, and 1699B Arc Fault Circuit Protection Type

UL 1741 third edition (including UL 1741 Supplemental SB)

•	UL 9540A Battery Energy Storage System (ANSI/CAN/UL 9540:2020)
•	Institute of Electrical and Electronics Engineers (IEEE) 1547 (2018 standard)
•	International Electrotechnical Commission (IEC) 62897
•	Electrical Codes: National Fire Protection Association’s NFPA 70 National Fire Codes (NEC) 2023
•	California Public Utilities Commission (CPUC) Rule 21 Interconnection
•	Hawaii Electric Companies Source Requirement Document Version 1.1 (SRD-UL-1741-SA-V1.1)
•	CSA Group C22.2 No. 107.1:2001 Ed. 3
•	Federal Communications Commission (FCC) 15 Class B
•	National Electrical Manufacturers Association (NEMA) Type 3R
•	California Energy Commission (CEC): Grid Support Utility, Utility Interactive, Energy Storage System NV14 and NV24

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

In November 2022, the CPUC passed Net Energy Metering 3 (“NEM3”) with a phase in date of April 14, 2023. NEM3 significantly reduces the value to “excess” solar that a customer sends to the Utility during the day. Under NEM2, customer typically achieved a pay back period of 5-6 years. Under NEM3, solar pay back is 10-12 years depending on the Utility. As a result, most solar installers focused on installing as much solar as possible prior to the April 14, 2023 deadline. This resulted in a delay of battery and ESS installations since adding these capabilities do not affect NEM status. The full impact of NEM3 to both the solar and ESS industry will not be known for several months.

Manufacturing

All of NeoVolta’s products are manufactured in-house at our Poway, CA facility. We manufacture our products in an efficient build-to-order model, keeping very little finished-goods inventory. We sublease and share our facility with our former contract manufacturer under a physical arrangement.

Pursuant to an amendment to our supply agreement with our former contract manufacturer in April 2023, we took over direct responsibility for the manufacturing process surrounding our ESS units from our contract manufacturer on June 1, 2023. Accordingly, we now issue customer build orders to our two new employees that we hired from our former contract manufacturer, they pull the raw materials from the warehouse, assemble the final units and prepare them for shipment or pick-up. Our timeline from order to delivery is usually less than two weeks.

The end-product is then picked up or shipped from our docks, signed off by our installer and logged into our system when installed for system monitoring.

We run multiple quality checks throughout the process and have systems to track components and end-units from Asia to San Diego to the end-user’s location. We record all component serial numbers, all torque settings, and annotates all required item numbers and functionality prior to packaging.

Recent Assembly Inventory Purchase

In April 2023, we closed the bulk purchase of raw materials inventory from our contract manufacturer by making a cash payment to that company in the net amount of $1.3 million, after considering credits for prepayments and other items of approximately $0.1 million. This transaction was completed pursuant to an amendment of our Master Supply Agreement with our contract manufacturer. In addition to the purchase of the raw materials inventory from our contract manufacturer, this amendment provided for the eventual assumption by us of full responsibility from our contract manufacturer for the manufacturing of our proprietary Energy Storage Systems (“ESS”) units. Pursuant to the amendment, we assumed such responsibility for the manufacturing process surrounding our ESS units from our contract manufacturer on June 1, 2023. In conjunction with assuming this responsibility, we hired the two employees of our contract manufacturer who previously performed contract manufacturing services for us. We plan to hire three additional “assemblers” in the near future. All of our manufacturing certifications are listed under NeoVolta. This amended agreement had no effect on our present Sublease Agreement with our contract manufacturer, pertaining to our existing manufacturing location in Poway, CA (see “Item 2 – Properties”).

Employees

As of June 30, 2023, we have seven full-time employees. Our CEO manages all Company strategy, sales and R&D, our CFO manages all finance and administration. Our manufacturing operations are performed by the four new employees that we recently hired from our former contract operator, as noted above. The balance of the staff manages supply chain, technical support and marketing/sales support. We also contract for hire with four outside consultants and contractors on an ongoing basis. Also, we enter into specific contracts for non-recurring R&D projects, as needed. Our intent is to hire any new executive level leaders in the coming year as necessary.

Access to Information

Our website is at www.neovolta.com. We make available, free of charge, on our corporate website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information contained on our website does not, and shall not be deemed to, constitute part of this Annual Report on Form 10-K. Our reference to the URL for our website is intended to be an inactive textual reference only.

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

We have incurred significant net losses since our inception. For the years ended June 30, 2023 and 2022, we have incurred net losses of $2.6 million and $5.8 million, respectively. As of June 30, 2023, we had an accumulated deficit of $18.4 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact our financial condition and significantly reduce the value of our common stock.

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

While the global designation of COVID-19 as a pandemic has recently ended, the Company is assessing any potential factors that may continue to impact its business. Thus far, the impact of COVID-19 on the global economy and our customers has not affected us materially. To date, we have not experienced any issues with our supply chain, but delays through international ports have been experienced in the industry. If we were to encounter a significant disruption due to COVID-19 at one or more of our locations or suppliers, we may not be able to satisfy customer demand for a period of time.

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

Due to our limited operating history, we depend on a relatively small number of wholesale dealers and installers, primarily in California, for our revenue. In the year ended June 30, 2023, three such dealers represented approximately 25%, 15% and 13% of the Company’s revenues whereas in the year ended June 30, 2022, two such dealers represented approximately 20% each of the Company’s revenues. As of June 30, 2023, four such dealers represented approximately 94% of the Company’s accounts receivable. Our limited customer base and concentration could expose us to the risk of substantial losses if a single dominant customer stops purchasing, or significantly reduces orders for, our products. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

As a relatively new company, we have limited historical data that ensures our targeted manufacturing costs will be achievable. While we expect in the future to better understand and control our manufacturing costs, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals. We may also incur substantial costs or cost overruns in utilizing and increasing the production capability of our energy storage system facilities.

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

These risks include:

•	an increase in the cost, or decrease in the available supply, of materials used;
•	disruption in the supply of cells due to quality issues or recalls by manufacturers;
•	tariffs on the materials we source in China, which make up a significant amount of the materials we require;
•	fluctuations in the value of the Chinese Renminbi against the U.S. dollar as our purchases for energy storage products are denominated in Chinese Renminbi.; and
•	potential increases in global shipping costs.

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

Recent increases in mortgage interest rates may result in a decrease in demand by homeowners for our residential energy storage systems.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported and the conflict is continuing at an intense level. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. In addition, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

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

In particular, the California Public Energy Commission (“CPUC”) passed Net Energy Metering 3 (“NEM3”) in November 2022 with a phase in date of April 14, 2023. NEM3 significantly reduces the value to “excess” solar that a customer sends to the Utility during the day. Under NEM2, customer typically achieved a pay back period of 5-6 years. Under NEM3, solar pay back is 10-12 years depending on the Utility. As a result, most solar installers focused on installing as much solar as possible prior to the April 14, 2023 deadline. This resulted in a delay of battery and ESS installations since adding these capabilities do not affect NEM status. The full impact of NEM3 to both the solar and ESS industry will not be known for several months.

Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems or deficiency in our cyber security.

We rely on information technology (“IT”) systems, including third-party “cloud based” service providers, to keep financial records, maintain product support data, and corporate records, to communicate with staff and external parties and to operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories and archives. If any of these third-party information technology providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyber-attacks or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised, and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and delay of our product development and support efforts.

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

In August 2021, we entered into an exclusive long term supply agreement with our Asian supplier pertaining to our inverter component. This agreement contains provisions that address the ownership and use of intellectual property rights. While we are unaware of any present dispute concerning this agreement or our other agreements that concern ownership of or use of intellectual property rights, future disputes may arise concerning this or other agreements we have entered into that concern ownership of or use of intellectual property rights.

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

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a recent Nasdaq listed public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

Our executive officers and directors currently hold or have the right to acquire, in the aggregate, up to approximately 15.0 % of our outstanding common stock. As a result, these stockholders will be able to influence our management and affairs and heavily influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

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

Certain of our stockholders holding an aggregate of 13,907,867 shares at the time of our July 2022 public offering and our officers and directors, agreed not to offer, sell, dispose of or hedge such shares of our common stock through January 23, 2023. Upon the expiration of the lock-up agreements, all such shares became eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Upon ability to sell shares pursuant to Rule 144, the trading price of our common stock could be adversely impacted if these stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market.

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

Although our securities became listed on Nasdaq in August 2022, there can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, a failure of which could result in a de-listing of our common stock.

The Nasdaq Capital Market requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. Additionally, we may become subject to an evolving set of compliance regulations pertaining to environmental, social and governance (“ESG”) matters as well as cybersecurity standards that are promulgated by Nasdaq or other regulatory bodies. If we are able to maintain the listing of our securities on Nasdaq, we may be unable to satisfy these requirements or standards and we could subject our securities to delisting, which would have a negative effect on the price of our common stock and would impair our security holders’ ability to sell or purchase our common stock or Warrants when they wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

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

Negative research about our business published by analysts or journalists could cause our stock price to decline. A lack of regularly published research about our business could cause trading volume or our stock price to decline.

The trading market for our common stock depends in part on the research and reports that analysts and journalists publish about us or our business. If analysts or journalists publish inaccurate or unfavorable research about our business, our stock price would likely decline. If we fail to meet the expectations of analysts for our operating results, or if the analysts who covers us downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our articles of incorporation and bylaws contain provisions that eliminate, to the maximum extent permitted by the corporation law of the State of Nevada, the personal liability of our directors and executive officers for monetary damages for breach of their fiduciary duties as a director or officer. Our articles of incorporation and bylaws also provide that we will indemnify our directors and executive officers and may indemnify our employees and other agents to the fullest extent permitted by the corporation law of the State of Nevada. Any claims for indemnification made by our directors or officers could impact our cash resources and our ability to fund the business.

Shareholder activism could cause material disruption to our business.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as actions related to environment, social and governance (ESG) matters, among other issues. Responding to proxy contests and other actions by such activist investors or others in the future could be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies, which could adversely affect our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Commencing January 2021, we moved into a new dedicated headquarters and manufacturing facility in Poway, California, just north of San Diego. This state-of-the-art, energy-efficient facility has ample square footage, shipping and receiving space, and office spaces to support the company’s growth by providing double the production capability and increases shipping efficiency from that of our previous facility. We believe this facility will accommodate our growth for at least three years. The facility was secured under a sublease agreement with our former contract manufacturer. Under the terms of the sublease agreement, we are currently required to make rental payments of $10,750 per month, including our share of operating expenses. We entered into the sublease agreement with our former contract manufacturer, effective January 1, 2021, for an initial term of 12 months. The sublease is renewable for additional terms of 12 months upon mutual agreement of both parties, provided thirty days’ notice is given for each subsequent term, at a modest increase in the monthly rent, through February 28, 2025. However, we are under no obligation to renew it.

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

Holders

As of September 22, 2023, there were approximately 28 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities

In the three months ended March 31, 2023, we also issued a total of 9,759 shares of common stock to two of our independent installers as payment for reaching certain volume thresholds pursuant to their distribution agreements. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended June 30, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that are based on current expectations and involve various risks and uncertainties that could cause our actual results to differ materially from those expressed in these forward-looking statements. We encourage you to review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections in this report.

Overview

We are a designer, manufacturer, and seller of high-end Energy Storage Systems (or ESS), primarily our NeoVolta NV14, NV14-K, and NV 24, which can store and use energy via batteries and an inverter at residential or commercial sites. We were founded to identify new ways to leverage emerging technologies with the dynamic changes that are taking place in the energy delivery space. We primarily market and sell our products directly to our certified solar installers and solar equipment distributors. We are also pursuing agreements with residential developers, commercial developers, and other commercial opportunities. Because we are purely dedicated to energy solar systems, virtually all of our current resources and efforts go into further developing our flagship NV14, NV14-K, and NV 24 products, while focusing on specific industry needs for our next generation of products. We believe we are unique in the marketplace due to our low cost, our innovative battery chemistry, our product versatility and our commitment to installer service. Because of these factors, we believe NeoVolta is uniquely equipped to establish itself as a major player in the energy storage market.

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

Results of Operations

Comparison of the Years Ended June 30, 2023 and 2022

Revenues - Revenues from contracts with customers for the year ended June 30, 2023 were $3,455,813 compared to $4,473,514 for the year ended June 30, 2022. Such decrease was primarily due to the pendency of the April 2023 effective date of new utility regulations in the State of California that we believe caused an economic disincentive for residential utility customers to acquire our energy storage systems prior to the effective date of those regulations (see “Item 1. Business - Regulatory Environment” for a discussion of the new utility regulations).

Cost of Goods Sold - Cost of goods sold for the year ended June 30, 2023 were $2,767,818 compared to $3,806,381 for the year ended June 30, 2022. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 20% and 15%, respectively, with such increase largely being due to transitional factors related to the recent assumption of manufacturing operations from our contract operator which are not expected to be recurring in the future.

General and Administrative Expense - General and administrative expenses for the year ended June 30, 2023 were $3,293,758 compared to $6,353,920 for the year ended June 30, 2022. Such decrease was primarily due to the reduction in the expense recorded for the fair value of incentive shares of common stock earned by our executive officers under their new employment contracts, effective in March 2022.

Research and Development Expense - Research and development expenses for year ended June 30, 2023 were $29,936 compared to $68,503 for year ended June 30, 2022. Such fluctuation was due to a modest decrease in the level of our product development efforts.

Interest Expense - Interest expense for the year ended June 30, 2023 was $4,134 compared to $49,544 for the year ended June 30, 2022. This decrease resulted from the conversion of our 2018 and 2021 convertible notes in conjunction with the closing of our public equity offering in August 2022.

Net Loss - Net loss for the year ended June 30, 2023 was $2,639,833 compared to $5,804,834 for the year ended June 30, 2022, representing the aggregate of the various revenue and expense categories indicated above. We have not recognized any income tax benefit for these net losses due to the uncertainty of our ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the year ended June 30, 2023 was $2,108,001, compared to $1,163,296 in the year ended June 30, 2022, reflecting a significant increase in net working capital requirements for operations of approximately $800,000 in the current fiscal year period.

Financing activities. Net cash provided by financing activities in the year ended June 30, 2023 was $3,780,405, compared to $1,068,000 in the year ended June 30, 2022. As further discussed below, our net cash provided by financing activities in the year ended June 30, 2023 was entirely attributable to the successful completion of an underwritten public offering of our equity securities in early August 2022. Our net cash provided by financing activities in the year ended June 30, 2022 resulted from the issuance of our convertible notes payable to a group of accredited investors in October 2021 in the amount of $1,068,000. Such notes were ultimately converted into common stock in conjunction with the closing of our public offering in August 2022.

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

In conjunction with the public offering, all holders of our 2018 convertible notes in the total amount of $59,251, including accrued interest, converted their debt into a total of 9,404,867 shares of common stock at the stated conversion rate, and all holders of our 2021 convertible notes in the total amount of $1,120,035, including accrued interest, converted their debt into a total of 267,000 shares of common stock at the stated conversion rate. As a result of the simultaneous conversion of both sets of convertible notes, we fully eliminated our convertible debt.

As of June 30, 2023, we had a cash balance of $2.0 million and net working capital of approximately $6.5 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that we will have sufficient cash to operate for at least the next 12 months.

Recent Assembly Inventory Purchase

In April 2023, we closed the bulk purchase of raw materials inventory from our contract manufacturer by making a cash payment to that company in the net amount of approximately $1.3 million. This transaction was completed pursuant to an amendment of our Master Supply Agreement with our contract manufacturer. In addition to the purchase of the raw materials inventory from our contract manufacturer, this amendment provided for the eventual assumption by us of full responsibility from our contract manufacturer for the manufacturing of our proprietary Energy Storage Systems (“ESS”) units. Pursuant to the amendment, we assumed such responsibility for the manufacturing process surrounding our ESS units from our contract manufacturer on June 1, 2023. In conjunction with assuming this responsibility, we hired the two employees of our contract manufacturer who previously performed contract manufacturing services for us.

We plan to hire three additional “assemblers” in the second half of 2023. All of our manufacturing certifications are listed under NeoVolta. This amended agreement had no effect on our present Sublease Agreement with our contract manufacturer, pertaining to our existing manufacturing location in Poway, CA (see “Item 2 – Properties”).

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

Critical Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our limited historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

See “Note 1. Business and Summary of Significant Accounting Policies” of the notes to our financial statements for the fiscal year ended June 30, 2023, set forth below under, “Index to Financial Statements”, for a further description of our critical accounting policies and estimates.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our August 2022 offering, (b) in which we have total annual gross revenues of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NeoVolta Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

NeoVolta, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeoVolta, Inc. (the “Company”) as of June 30, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2018.

Houston, Texas

September 22, 2023

NEOVOLTA INC.

Balance Sheets

	June 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,002,789	$330,385
Accounts receivable, net	1,826,385	1,317,738
Inventory	2,580,571	2,238,208
Prepaid insurance and other current assets	96,119	239,001
Total current assets	6,505,864	4,125,332

Total assets	$6,505,864	$4,125,332

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$–	$205,600
Accrued interest payable	–	53,436
Other accrued liabilities	39,491	127,356
Convertible notes payable	–	1,068,000
Total current liabilities	39,491	1,454,392

Convertible notes payable	–	53,716
Total liabilities	39,491	1,508,108

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,155,127 and 21,977,251 shares issued and outstanding	33,155	21,978
Additional paid-in capital	24,872,446	18,394,641
Accumulated deficit	(18,439,228)	(15,799,395)
Total stockholders' equity	6,466,373	2,617,224

Total liabilities and stockholders' equity	$6,505,864	$4,125,332

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Operations

	Year Ended June 30,
	2023	2022

Revenues from contracts with customers	$3,455,813	$4,473,514
Cost of goods sold	2,767,818	3,806,381
Gross profit	687,995	667,133

Operating expenses:
General and administrative	3,293,758	6,353,920
Research and development	29,936	68,503
Total operating expenses	3,323,694	6,422,423

Loss from operations	(2,635,699)	(5,755,290)

Other expense:
Interest expense	(4,134)	(49,544)
Total other expense	(4,134)	(49,544)

Net loss	$(2,639,833)	$(5,804,834)

Weighted average shares outstanding - basic and diluted	32,025,620	20,554,985

Net loss per share - basic and diluted	$(0.08)	$(0.28)

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Stockholders' Equity

Years Ended June 30, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2021	19,640,888	$19,641	$13,169,363	$(10,040,370)	$3,148,634

Issuance of common stock for conversion of debt and accrued interest	1,098,630	1,099	5,823	–	6,922

Stock compensation expense	1,237,733	1,238	5,306,571	–	5,307,809

Adjustment for change in accounting principle	–	–	(87,116)	45,809	(41,307)

Net loss	–	–	–	(5,804,834)	(5,804,834)

Balance at June 30, 2022	21,977,251	21,978	18,394,641	(15,799,395)	2,617,224

Issuance of common stock in underwritten public offering	1,121,250	1,121	3,779,284	–	3,780,405

Issuance of common stock for conversion of debt and accrued interest	9,671,867	9,672	1,169,614	–	1,179,286

Stock compensation expense	384,759	384	1,528,907	–	1,529,291

Net loss	–	–	–	(2,639,833)	(2,639,833)

Balance at June 30, 2023	33,155,127	$33,155	$24,872,446	$(18,439,228)	$6,466,373

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Cash Flows

	Year Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,639,833)	$(5,804,834)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	1,529,291	5,307,809
Bad debt expense	490,000	–
Changes in current assets and liabilities
Accounts receivable	(998,647)	(189,294)
Inventory	(342,363)	(576,068)
Prepaid expenses and other current assets	142,882	(193,075)
Accounts payable - others	(205,600)	152,090
Accrued expenses	(83,731)	140,076
Net cash flows used in operating activities	(2,108,001)	(1,163,296)

Cash flows from financing activities:
Underwritten public offering of common stock	3,780,405	–
Proceeds from convertible notes payable	–	1,068,000
Net cash flows from financing activities	3,780,405	1,068,000

Net increase (decrease) in cash and cash equivalents	1,672,404	(95,296)

Cash and cash equivalents at beginning of period	330,385	425,681

Cash and cash equivalents at end of period	$2,002,789	$330,385

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$1,179,286	$6,922
Adjustment of debt discount related to adoption of new accounting principle	$–	$87,116

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Notes to Financial Statements

June 30, 2023

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

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents.  Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. At June 30, 2023, the Company maintained accounts at two different banks, of which the balance at the first bank was within the FDIC insurance limit while the balance at the second bank was in excess of the FDIC insurance limit by $1,408,060.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Additionally, we closed a bulk purchase of raw materials consisting of assembly parts from our former contract manufacturer in April 2023, for a gross amount of $1.4 million. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. No inventory reserve was required as of June 30, 2023 and 2022. The following table presents the components of inventory as of June 30, 2023 and 2022:

	June 30,
	2023	2022

Raw materials, consisting of assembly parts, batteries and inverters	$2,353,055	$1,844,049
Work in process	–	22,768
Finished goods	227,516	371,391

Total	$2,580,571	$2,238,208

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, primarily in California. In the year ended June 30, 2023, three such dealers represented approximately 25%, 15% and 13% of the Company’s revenues, however, no other dealers accounted for more than 10% of the revenues in such period. Those same three dealers plus one other one represented an aggregate of approximately 94% of the Company’s accounts receivable as of June 30, 2023 (net of allowance), however, no other dealers accounted for more than 10% of the accounts receivable as of June 30, 2023. In the year ended June 30, 2022, two such dealers represented approximately 20% each of the Company’s revenues. Under its present contracts with customers, the Company’s sole performance obligation is the delivery of products to the customer. Since all of the Company’s revenue is currently generated from the sales of similar products delivered to customers in domestic locations, no further disaggregation of revenue information for the years ended June 30, 2023 and 2022 is provided.

Allowance for Doubtful Accounts – The Company recognizes an allowance for doubtful accounts whenever a loss is expected to be incurred in the realization of a customer’s account. As of June 30, 2023 and 2022, our allowance for doubtful accounts was $490,000 and zero, respectively.

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

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2023, the Company had total outstanding common stock equivalents of 1,229,750 shares as follows: (i) 1,121,250 shares related to warrants issued to investors in the public offering completed in August 2022; (ii) 58,500 shares related to warrants issued to the underwriters in that same offering; and (iii) 50,000 shares related to restricted stock units granted to an officer in March 2022 (see Note 3).

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

At June 30, 2023 and 2022, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements, including the new provisions of ASC 326 (“Financial Instruments – Credit Losses”) pertaining to “current expected credit losses,” and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

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

In October 2021, we entered into convertible note payable agreements with a group of accredited investors for aggregate proceeds of $1,068,000. Each unsecured note bore interest at a rate of 6% per annum. As of the closing of our underwritten public offering in August 2022, pursuant to the terms of such convertible notes, the notes in the total amount of $1,120,035, including accrued interest, were automatically converted into a total of 267,000 shares of our common stock at the stated conversion rate of $4.00 of principal per share.

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

In the year ended June 30, 2022, the holders of the 2018 convertible notes payable having total principal and accrued interest balances in the aggregate amount of $6,922 elected to convert their notes. Based upon the stated conversion price of $0.0063 per share, these holders converted their notes payable into a total of 1,098,630 shares of common stock (see Note 2).

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

The following table presents activity with respect to the Company’s warrants for the year ended June 30, 2023:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at July 1, 2022	–	$–
Warrants issued to Public Investors	1,121,250	4.00
Warrants issued to Underwriters	58,500	4.40
Outstanding at June 30, 2023	1,179,750	$4.02	4.1	$–

Exercisable at June 30, 2023	1,179,750	$4.02	4.1	$–

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

Based upon the Company’s assessment of the probability of the CEO and CFO ultimately achieving each milestone specified under the RSU awards indicated above, the Company has calculated the grant date value of such awards and is amortizing it as stock compensation expense over the underlying performance periods. The Company has recognized stock compensation expense applicable to such RSU awards in the years ended June 30, 2023 and 2022 in the amounts of $1,241,563 and $773,255, respectively.

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 to be paid quarterly with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of June 30, 2023, we booked an annual accrual of $195,000 of compensation expense (of which $175,500 will be settled through the issuance of shares) for our three independent directors under this plan. At the same time, we also granted 26,000 shares, with a grant date value of $97,500, to various advisors pursuant to annual contracts for their services.

In the year ended June 30, 2023, we recognized total non-cash stock compensation expense of $1,529,291 as follows: (i) $1,241,563 for the amortized value of the RSUs granted to our two executive officers, as previously described; (ii) $175,500 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $85,000 for the net amortized value of the shares granted to various advisors under their annual service contracts; and (iv) $27,228 for the fair value of incentive shares earned by two wholesale dealers as of December 31, 2022 (see Note 5). There was a total of 384,759 shares of common stock that were issued to various grantees, including our two executive officers, in the year ended June 30, 2023, of which 75,000 shares were previously expensed in the year ended June 30, 2022.

In the year ended June 30, 2022, we recognized total non-cash stock compensation expense of $5,307,809 as follows: (i) $3,505,000 for the fair value of 500,000 incentive shares earned as of December 31, 2021 by a company controlled by the Company’s CEO under a previous compensation plan (which were not issued until early 2022); (ii) $773,255 for the initial amortized value of the RSUs granted to our two executive officers, as previously described; and (iii) $1,029,554 for the fair value of earned shares issued to several other grantees, including $278,750 for the amortized value of 50,000 shares attributable to a new independent director and $60,062 for 8,568 incentive shares earned by a wholesale dealer as of December 31, 2021 (see Note 5). There was a total of 1,237,733 shares of common stock that were issued to various grantees in the year ended June 30, 2022.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Option Plan with an authorization for the issuance of up to 2,500,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors. As of June 30, 2023, the Company has made awards totaling 450,000 shares for the RSU’s granted to two executives, as noted above, under the Plan.

(4)	Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the federal statutory rate, compared to the Company’s income tax expense as reported, is as follows (rounded to nearest $00):

	Year Ended June 30,
	2023	2022

Income tax benefit computed at statutory rate	$233,200	$104,400
Change in valuation allowance	(233,200)	(104,400)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets at the currently enacted corporate income tax rate are as follows (rounded to nearest $00):

	June 30, 2023	June 30, 2022
Deferred income tax assets:
Net operating losses	$647,800	$414,600
Valuation allowance	(647,800)	(414,600)
Net deferred income tax assets	$–	$–

The Company has a cumulative tax operating loss carry forward as of June 30, 2023 of approximately $3,085,000, with an indefinite expiration period.

(5)	Commitments and Contingencies

Effective January 1, 2021, the Company secured new corporate and manufacturing office space under a sublease agreement with its former contract manufacturer (see Note 6). Under the terms of the sublease agreement, the Company is required to make rental payments of $10,350 per month during the initial one-year term of the agreement. The sublease is renewable for additional terms of 12 months upon mutual agreement of both parties, provided thirty days’ notice is given for each subsequent term, at a modest increase in the monthly rent, through February 28, 2025, however, the Company is under is no obligation to renew it. Management has determined that the exercise of the renewal option is not reasonably certain and, as such, the Company has accounted for it as a short-term lease under ASC 842, Leases. Effective January 1, 2023, the Company elected to renew the agreement for another one year period. Under an amendment to our supply agreement with our former contract manufacturer in April 2023, we took over direct responsibility for the manufacturing process surrounding our ESS units on June 1, 2023, however, that amendment had no effect on the sublease agreement with our former contract manufacturer.

As indicated in Note 1, the Company sells its proprietary ESS units through wholesale dealers, primarily in California. In that regard, the Company has entered into agreements with several wholesale dealers operating in California and other states under which the Company has incentivized the dealers to achieve quarterly sales above targeted levels by agreeing to grant them shares of the Company’s common stock for exceeding such quarterly sales targets, subject to defined maximums. Pursuant to such agreements, two dealers met the necessary milestones to earn a total of 9,759 incentive shares of common stock in December 2022, which were issued in January 2023, and one dealer earned 8,568 incentive shares of common stock in December 2021, which were issued in March 2022.

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

In the year ended June 30, 2022, we appointed the former owner of our contract manufacturer (see Note 5) to become a director of the Company. At the time of his appointment, the former owner of our contract manufacturer still had significant related party influence over its operations in his capacity with the contract manufacturer’s new parent company. Pursuant to an agreement that we reached with our contract manufacturer prior to such appointment, we made payments to that company to assemble our energy storage systems during the year ended June 30, 2022 in the total amount of $857,025. Additionally, we made contractual payments to that company for rental of our office space during the year ended June 30, 2022 in the total amount of approximately $126,000.

Effective April 1, 2023, we amended our agreement with our contract manufacturer resulting in our taking over direct responsibility for our manufacturing operations from that company, thus eliminating the related party relationship. Prior to the termination of such relationship, we made contractual payments to that company to assemble our energy storage systems during the period from July 1, 2022 to March 31, 2023 in the total amount of $669,424. Additionally, we made contractual payments to that company for rental of our office space during the period from July 1, 2022 to March 31, 2023 in the total amount of $95,250.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023, the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2023, largely due to our relatively small number of employees rendering a full segregation of various disclosure control duties impractical.

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

.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were not effective as of June 30, 2023 largely due to our relatively small number of employees rendering a full segregation of various accounting control and financial reporting duties impractical.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at June 30, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,500,000	$5.99	2,050,000
Equity compensation plans not approved by security holders (2)	58,500	$4.40	58,500

(1)	Represents shares of common stock issuable upon exercise of outstanding restricted stock units under our 2019 Stock Plan.

(2)	Consists of warrants issued to underwriters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

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

3.	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
4.1	Form of Common Stock Purchase Warrant issued in July 2022 offering (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (file no. 333-264275)).
4.2	Form of Warrant Agent Agreement dated July 27, 2022 (incorporated by reference to exhibit 4.4 of the Company’s Form S-1 (file no. 333-264275)).
4.3	Form of Underwriter’s Warrant issued in July 2022 offering (incorporated by reference to exhibit 4.5 of the Company’s Form S-1 (file no. 333-264275)).
4.4	Description of the Company’s Securities (incorporated by reference to exhibit 4.6 to the Company’s Form 10-K filed September 27, 2022).
10.1	NeoVolta, Inc. 2019 Stock Plan (incorporated by reference to exhibit 6.4 of the Company’s Form 1-A (file no. 024-10942))
10.2+	Employment Agreement between NeoVolta, Inc. and Brent Willson dated February 23, 2022

(incorporated by reference to exhibit 6.5 of the Company’s Form 1-SA for the fiscal semi-annual period ended December 31, 2021, filed on March 28, 2022)

10.3+	Employment Agreement between NeoVolta, Inc. and Steve Bond dated February 23, 2022

(incorporated by reference to exhibit 6.6 of the Company’s Form 1-SA for the fiscal semi-annual period ended December 31, 2021, filed on March 28, 2022)

10.4**++	Distribution Agreement, dated as of October 7, 2019, between NeoVolta, Inc. and PMP Energy, LLC (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (file no. 333-264275)).
10.5**++	Exclusive Supply Agreement, effective as of August 30, 2021, by and between NeoVolta, Inc. and NingBo Deye Inverter Technology Co, Ltd. (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (file no. 333-264275)).
10.6**	Consent to Sublease dated August 16, 2021 between NeoVolta, Inc. and ConnectPV, Inc. (incorporated by reference to exhibit 10.9 of the Company’s Form S-1 (file no. 333-264275)).
10.7+	Independent Director Agreement, dated April 11, 2022, by and between NeoVolta, Inc. and Susan Snow (incorporated by reference to exhibit 10.10 of the Company’s Form S-1 (file no. 333-264275)).
10.8+	Independent Director Agreement, dated April 7, 2022, by and between NeoVolta, Inc. and John Hass (incorporated by reference to exhibit 10.11 of the Company’s Form S-1 (file no. 333-264275))..
10.9+	Independent Director Agreement, dated July 1, 2022, by and between NeoVolta, Inc. and James Amos (incorporated by reference to exhibit 10.12 to the Company’s Form 10-K filed September 27, 2022).
10.10+	Form of Amendment to Independent Director Agreement, dated November 4, 2022, by and between NeoVolta, Inc. and each of James Amos, John Hass and Susan Snow (incorporated by reference to exhibit 10.13 to the Company’s Form 10-Q filed November 10, 2022)
23.1*	Consent of MaloneBailey, LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: September 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Willson	Chief Executive Officer, President, and Director	September 22, 2023
Brent Willson.	(Principal Executive Officer)

/s/ Steve Bond	Chief Financial Officer and Director	September 22, 2023
Steve Bond.	(Principal Financial & Accounting Officer)

/s/ James Amos	Director	September 22, 2023
James Amos

/s/ Susan Snow	Director	September 22, 2023
Susan Snow

/s/ John Hass	Director	September 22, 2023
John Hass

