Form 10-Q
period 2023-09-30
NeoVolta Inc.
filed 2023-11-13
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2023

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of November 13, 2023, was 33,236,091 shares.

NEOVOLTA, INC.

FORM 10-Q

SEPTEMBER 30, 2023

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

All forward-looking statements speak only at the date of the filing of this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 22, 2023. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEOVOLTA, INC.

Balance Sheets

(Unaudited)

	September 30,	June 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$1,823,700	$2,002,789
Accounts receivable, net	2,075,514	1,826,385
Inventory	2,227,222	2,580,571
Prepaid insurance and other current assets	45,316	96,119
Total current assets	6,171,752	6,505,864

Total assets	$6,171,752	$6,505,864

Liabilities and Stockholders' Equity
Current liabilities:
Accrued liabilities	$49,377	$39,491
Total current liabilities	49,377	39,491

Commitments and contingencies (Note 3)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,155,127 shares issued and outstanding	33,155	33,155
Additional paid-in capital	24,957,163	24,872,446
Accumulated deficit	(18,867,943)	(18,439,228)
Total stockholders' equity	6,122,375	6,466,373

Total liabilities and stockholders' equity	$6,171,752	$6,505,864

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022

Revenues from contracts with customers	$764,130	$1,537,836
Cost of goods sold	642,958	1,291,960
Gross profit	121,172	245,876

Operating expenses:
General and administrative	555,160	919,428
Research and development	–	20,900
Total operating expenses	555,160	940,328

Loss from operations	(433,988)	(694,452)

Other income (expense):
Interest income	5,273	–
Interest expense	–	(4,134)
Total other income (expense)	5,273	(4,134)

Net loss	$(428,715)	$(698,586)

Weighted average shares outstanding - basic and diluted	33,155,127	29,009,882

Net loss per share - basic and diluted	$(0.01)	$(0.02)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Stockholders' Equity

Three Months Ended September 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2023	33,155,127	$33,155	$24,872,446	$(18,439,228)	$6,466,373

Stock compensation expense	–	–	84,717	–	84,717

Net loss	–	–	–	(428,715)	(428,715)

Balance at September 30, 2023	33,155,127	$33,155	$24,957,163	$(18,867,943)	$6,122,375

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2022	21,977,251	$21,978	$18,394,641	$(15,799,395)	$2,617,224

Issuance of common stock in underwritten public offering	1,121,250	1,121	3,779,284	–	3,780,405

Issuance of common stock for conversion of debt and accrued interest	9,671,867	9,672	1,169,614	–	1,179,286

Stock compensation expense	–	–	591,816	–	591,816

Net loss	–	–	–	(698,586)	(698,586)

Balance at September 30, 2022	32,770,368	$32,771	$23,935,355	$(16,497,981)	$7,470,145

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(428,715)	$(698,586)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	84,717	591,816
Bad debt expense	110,000	–
Changes in current assets and liabilities
Accounts receivable	(359,129)	(758,218)
Inventory	353,349	601,557
Prepaid insurance and other current assets	50,803	131,469
Accounts payable	–	(205,600)
Accrued expenses	9,886	219,423
Net cash flows used in operating activities	(179,089)	(118,139)

Cash flows from financing activities:
Underwritten public offering of common stock	–	3,780,405
Net cash flows provided by financing activities	–	3,780,405

Net increase (decrease) in cash and cash equivalents	(179,089)	3,662,266

Cash and cash equivalents at beginning of period	2,002,789	330,385

Cash and cash equivalents at end of period	$1,823,700	$3,992,651

Supplemental disclosures of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental non-cash financing activities
Conversion of convertible debt and accrued interest into common stock	$–	$1,179,286

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Notes to Financial Statements

(Unaudited)

(1)	Business and Summary of Significant Accounting Policies

Description of Business – NeoVolta Inc. (“we”, “our” or the "Company") is a Nevada corporation, which was formed on March 5, 2018. The Company is a designer, seller and manufacturer of Energy Storage Systems (ESS) which can store and use energy via batteries and an inverter at residential and commercial sites. The Company sells its proprietary ESS units through wholesale customers, primarily in California, and in an expanding number of other states. In August 2022, the Company completed an underwritten public offering of its equity securities resulting in its common stock and warrants becoming listed on a national exchange (see Note 2).

Interim Financial Information – The Company has prepared the accompanying financial statements, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position as of September 30, 2023, the results of its operations for the three month periods ended September 30, 2023 and 2022, the changes in its stockholders’ equity for the three month periods ended September 30, 2023 and 2022, and cash flows for the three month periods ended September 30, 2023 and 2022. The balance sheet as of June 30, 2023 has been derived from the Company’s June 30, 2023 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 22, 2023.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, per bank. At September 30, 2023, the Company maintained accounts at two different banks, of which the combined balances of the accounts at the two banks were in excess of the combined FDIC insurance limits by $1,323,700.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Additionally, we made a bulk purchase of raw materials consisting of assembly parts from our former contract manufacturer in April 2023, for a gross amount of $1.4 million. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. No inventory reserve was required as of September 30, 2023 and June 30, 2023. The following table presents the components of inventory as of September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023

Raw materials, consisting of assembly parts, batteries and inverters	$1,732,807	$2,353,055
Finished goods	494,415	227,516

Total	$2,227,222	$2,580,571

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, primarily in California. Two such dealers represented approximately 47% and 19% of the Company’s revenues in the three months ended September 30, 2023, however, no other dealers accounted for more than 10% of the revenues in such period. Those same two dealers plus three other dealers represented an aggregate of approximately 100% of the Company’s accounts receivable as of September 30, 2023 (net of allowance). Two such dealers represented approximately 36% and 17% of the Company’s revenues in the three months ended September 30, 2022. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the three months ended September 30, 2023 and 2022 is provided.

Allowance for Doubtful Accounts – The Company recognizes an allowance for doubtful accounts whenever a loss is expected to be incurred in the realization of a customer’s account. As of September 30, 2023 and June 30, 2023, our allowance for doubtful accounts was $600,000 and $490,000, respectively.

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

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2023, the Company had total outstanding common stock equivalents of 1,229,750 shares as follows: (i) 1,121,250 shares related to warrants issued to investors in the public offering completed in August 2022; (ii) 58,500 shares related to warrants issued to the underwriters in that same offering; and (iii) 50,000 shares related to restricted stock units granted to two officers in March 2022 (see Note 2).

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

At September 30, 2023 and June 30, 2023, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements. Effective July 1, 2023, the Company adopted the provisions of ASC 326 (Financial Instruments – Credit Losses) pertaining to “current expected credit losses,” which had no material impact on the Company’s financial statements.

Liquidity – These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern has been dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As disclosed in Note 2, we completed a public offering of our equity securities in August 2022 that raised total net proceeds of approximately $3,780,000. As of September 30, 2023, we had a cash balance of $1,823,700 and net working capital of $6,122,375. We anticipate that we will have sufficient cash resources in order to operate our business for at least the next 12 months from the date these financial statements are issued, without new sources of capital.

(2)	Equity

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

In conjunction with the public offering, all holders of the Company’s 2018 convertible notes in the total amount of $59,251, including accrued interest, converted their debt into a total of 9,404,867 shares of common stock at the stated conversion rate, and all holders of the Company’s 2021 convertible notes in the total amount of $1,120,035, including accrued interest, automatically converted their debt into a total of 267,000 shares of common stock at the stated conversion rate.

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

The following table presents activity with respect to the Company’s warrants for the three months ended September 30, 2023:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2023	1,179,750	$4.02
Warrants issued	–	–
Warrants exercised/forfeited	–	–
Outstanding at September 30, 2023	1,179,750	$4.02	3.8	$–

Exercisable at September 30, 2023	1,179,750	$4.02	3.8	$–

These warrants were issued in conjunction with an underwritten public equity offering, therefore, there was no employee or non-employee compensation expense recognized.

Stock Compensation Expense – In February 2022, we entered into a new employment agreement with our Chief Executive Officer (“CEO”), effective April 1, 2022. The initial term of the employment agreement was one year and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $165,000. Pursuant to the agreement, we issued our CEO a restricted stock unit (“RSU”) award for up to 150,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 50,000 shares; and (ii) Milestone 2 - Produce 2,000 ESSs in 2022 and continue his employment with our company until January 1, 2023: 100,000 shares. As of January 1, 2023, Milestone 1 was achieved, however, Milestone 2 was not achieved. The underlying 50,000 shares of common stock earned under Milestone 1 were issued to our CEO as of that date.

In February 2022, we entered into a new employment agreement with our Chief Financial Officer (“CFO”), effective March 1, 2022. The initial term of the employment agreement is one year and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $125,000. Pursuant to the agreement, we issued our CFO an RSU award for up to 300,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 250,000 shares; and (ii) Milestone 2 - successfully complete and file the Company’s Form 10-K for the year ended June 30, 2023 no later than September 29, 2023 and continue his employment with our company until January 1, 2024: 50,000 shares. Milestone 1 was achieved as of January 1, 2023, and the underlying 250,000 shares of common stock earned under Milestone 1 were issued to our CFO as of that date. As of September 30, 2023, Milestone 2 has not yet been achieved.

Based upon Management’s assessment of the probability of our CEO and CFO ultimately achieving each milestone specified under the RSU awards indicated above, we calculated the grant date value of such awards and are amortizing it as stock compensation expense over the underlying performance periods. We have recognized stock compensation expense applicable to such RSU awards in the three months ended September 30, 2023 and 2022 in the amounts of $40,842 and $579,941.

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of September 30, 2023, we booked an accrual of $48,750 of compensation expense (of which $43,875 will be settled through the issuance of shares) for our three independent directors under this plan.

In the three months ended September 30, 2023, we recognized total non-cash stock compensation expense of $84,717 as follows: (i) $40,842 for the amortized value of the RSUs granted to our two executive officers, as previously described; and (ii) $43,875 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock. There were no shares of common stock that were issued to any grantees in the three months ended September 30, 2023.

In the three months ended September 30, 2022, we recognized total non-cash stock compensation expense of $591,816 as follows: (i) $579,941 for the amortized value of the RSUs granted to our two executive officers, as previously described; and (ii) $11,875 for the net amortized value of the shares granted to various advisors under their annual service contracts. There were no shares of common stock that were issued to any grantees in the three months ended September 30, 2022.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of September 30, 2023, the Company has made awards under the Plan totaling 537,822 shares as follows: (i) 450,000 shares for the RSUs granted to our two executive officers, as noted above; (ii) 54,964 shares for the initial services of our three independent directors in the year ended June 30, 2023, pursuant to the new compensation plan adopted in August 2022 for independent directors (see Note 4); and (iii) 32,858 shares under the incentive plan for wholesale dealers who achieve quarterly sales above targeted levels, determined as of the calendar year end, subject to defined maximums (see Note 3).

(3)	Commitments and Contingencies

Effective January 1, 2021, we secured new corporate and manufacturing office space under a sublease agreement with a company that served as our contract manufacturer at that time. Under the terms of the sublease agreement, we were required to make rental payments of $10,350 per month during the initial one-year term of the agreement. Further, under the terms of the sublease agreement, we were granted the right to renew the sublease for additional terms of 12 months each upon mutual agreement of both parties, provided thirty days’ notice is given for each subsequent term, at a modest increase in the monthly rent, through February 28, 2025. However, we were under no obligation to renew it. At inception of the sublease, Management determined that exercise of the renewal option was not reasonably certain and, notwithstanding that the Company elected to renew the agreement for additional one year periods as of January 1, 2022 and 2023, continues to believe that is the case. Accordingly, we have accounted for it as a short-term lease under ASC 842, Leases. Under an amendment to our supply agreement with our former contract manufacturer in April 2023, we took over direct responsibility for the manufacturing process surrounding our ESS units on June 1, 2023, however, that amendment had no effect on the sublease agreement with our former contract manufacturer.

As indicated in Note 1, we sell our proprietary ESS units through wholesale dealers, primarily in California. In that regard, we have entered into agreements with several wholesale dealers operating in California and other states under which we have incentivized the dealers to achieve quarterly sales above targeted levels by agreeing to grant them shares of our common stock for exceeding such quarterly sales targets, determined as of the calendar year end, subject to defined maximums.

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

(4)	Subsequent Events

On October 11, 2023, we issued a total of 80,964 shares of our common stock to certain Board members and various advisors, pursuant to annual contracts for their services. Included in this issuance were 54,964 shares attributable to our three independent directors and 26,000 shares attributable to various other advisors. We issued all of these shares to the recipients as consideration for their services rendered in the year ended June 30, 2023, and we have recognized the underlying expense for such services in the year ended June 30, 2023.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission on September 22, 2023 (the “Annual Report”).

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

Overview

We are a designer, manufacturer, and seller of high-end Energy Storage Systems (or ESS), primarily our NeoVolta NV14, NV14-K, and NV-24, which can store and use energy via batteries and an inverter at residential or commercial sites. We were founded to identify new ways to leverage emerging technologies with the dynamic changes that are taking place in the energy delivery space. We primarily market and sell our products directly to our certified solar installers and solar equipment distributors. We are also pursuing agreements with residential developers, commercial developers, and other commercial opportunities. Because we are purely dedicated to energy solar systems, virtually all our current resources and efforts go into further developing our flagship NV14, NV14-K, and NV-24 products, while focusing on specific industry needs for our next generation of products. We believe we are unique in the marketplace due to our low cost, our innovative battery chemistry, our product versatility and our commitment to installer service. Because of these factors, we believe NeoVolta is uniquely equipped to establish itself as a major player in the energy storage market.

In May 2019, we completed a public offering of 3,500,000 shares of our common stock at an offering price of $1.00 per share for gross proceeds of $3.5 million pursuant to Regulation A of the Securities Act. We used the proceeds of the offering to ramp up production, marketing, and sales of our NV14 product line. In that regard, we have used the proceeds from the offering to fund the marketing, production and distribution of our products, which commenced in July 2019 through a group of wholesale customers in California, as well as to provide additional working capital for other corporate purposes. We have expanded to include one wholesale distribution customer in Nevada. As of the current date, we have had successful installations of our products in the additional States of Arizona, Utah, Colorado, Wyoming, Texas, Oklahoma, Missouri, Tennessee, Alabama, Georgia, Florida, and Puerto Rico.

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

On April 14, 2023, California implemented Net Energy Metering 3 (NEM3) for subsequent new solar installations. NEM3 reduces the amount of NEM credit for each kilowatt (KW) of solar power sent to the utility from a rate of approximately $0.20 per KW to $0.09 per KW (each Utility varies). NEM3 effectively increases the average solar Return of Investment (ROI) from 5-6 years to 10-12 years (each Utility varies). Effectively, the Company believes that solar installation in California currently makes little financial sense without also including a battery system. Installing NeoVolta nets a ROI of 4-6 years. NEM3 reduced our sales from December 2022 until very recently as solar installers worked off their permitted NEM2 installs. We expect our sales to gradually increase going forward.

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three month periods ended September 30, 2023 and 2022, as reported in our financial statements included in Item 1.

Revenues - Revenues from contracts with customers for the three months ended September 30, 2023 were $764,130 compared to $1,537,836 for the three months ended September 30, 2022. Such decrease was primarily due to the impact of various macroeconomic and regulatory factors including new utility regulations in the State of California that we believe have caused an economic disincentive for residential utility customers to acquire our energy storage systems both prior to as well as subsequent to the April 2023 effective date of those regulations.

Cost of Goods Sold - Cost of goods sold for the three months ended September 30, 2023 were $642,958 compared to $1,291,960 for the three months ended September 30, 2022. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 16% in both periods.

General and Administrative Expense - General and administrative expenses for the three months ended September 30, 2023 were $555,160 compared to $919,428 for the three months ended September 30, 2022. Such decrease was due to a reduction in stock compensation expense related to the Company’s equity incentive programs, partially offset by the recognition of an allowance for bad debts in the three months ended September 30, 2023 in the amount of $110,000.

Research and Development Expense - Research and development expenses for the three months ended September 30, 2023 were zero compared to $20,900 for the three months ended September 30, 2022. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Other Income and Expense - Interest income for the three months ended September 30, 2023 was $5,273 compared to zero for the three months ended September 30, 2022. This increase was due to rising money market rates which have enabled the Company to earn interest on its investable cash in the three months ended September 30, 2023. Interest expense for the three months ended September 30, 2023 was zero compared to $4,134 for the three months ended September 30, 2022. This decrease resulted from the conversion of our 2018 and 2021 convertible notes in conjunction with the closing of our public equity offering in August 2022.

Net Loss - Net loss for the three months ended September 30, 2023 was $428,715 compared to $698,586 for the three months ended September 30, 2022, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the three months ended September 30, 2023 was $179,089 compared to $118,139 in the three months ended, September 30, 2022, reflecting a modest decrease in net operating cash flow in the current fiscal year period.

Financing activities. Net cash provided by financing activities in the three months ended September 30, 2023 was zero, compared to $3,780,405 in the three months ended September 30, 2022. As further discussed below, our net cash provided by financing activities in the three months ended September 30, 2022 was entirely attributable to the successful completion of an underwritten public offering of our equity securities in early August 2022.

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

In conjunction with the public offering, all holders of our 2018 convertible notes in the total amount of $59,251, including accrued interest, converted their debt into a total of 9,404,867 shares of common stock at the stated conversion rate, and all holders of our 2021 convertible notes in the total amount of $1,120,035, including accrued interest, automatically converted their debt into a total of 267,000 shares of common stock at the stated conversion rate. As a result of the simultaneous conversion of both sets of convertible notes, the Company fully eliminated its convertible debt.

As of September 30, 2023, we had a cash balance of approximately $1.8 million and net working capital of approximately $6.1 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that we will have sufficient cash to operate for at least the next 12 months.

Recent Assembly Inventory Purchase

In April 2023, we made a bulk purchase of raw materials inventory from our contract manufacturer by making a cash payment to that company in the net amount of approximately $1.3 million. This transaction was completed pursuant to an amendment of our Master Supply Agreement with our contract manufacturer. In addition to the purchase of the raw materials inventory from our contract manufacturer, this amendment provided for the eventual assumption by us of full responsibility from our contract manufacturer for the manufacturing of our proprietary Energy Storage Systems (“ESS”) units. Pursuant to the amendment, we assumed such responsibility for the manufacturing process surrounding our ESS units from our contract manufacturer on June 1, 2023. In conjunction with assuming this responsibility, we hired the two employees of our contract manufacturer who previously performed contract manufacturing services for us. We are expecting to hire additional “assemblers” in the fairly near future.

Other Developments

As a result of the continued spread of the COVID-19 coronavirus since early 2020, economic uncertainties have arisen which could impact business operations, supply chains, energy demand, and commodity prices that are beyond our control. In calendar year 2022, we experienced some negative impact of the COVID-19 pandemic on the sales of our assembled energy storage systems, primarily through a group of wholesale dealers and installers located in California. We continue to monitor COVID-19, but do not believe it will have a material unfavorable impact to our future financial performance at this time.

Additionally, we continue to monitor current international developments occurring in Ukraine and Israel. However, we do not believe that they will have a significant impact on either the domestic markets for our products or the international supply chains for our product components, which are largely sourced from Asis.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. See “Note 1. Business and Summary of Significant Accounting Policies” of the Notes to Financial Statements set forth above and under “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 22, 2023, for a further description of our critical accounting policies and estimates.

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

As of September 30, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 22, 2023 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended June 30, 2023, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended September 30, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

NEOVOLTA, INC.

November 13, 2023	/s/ Brent S. Willson
Brent S. Willson
Chief Executive Officer
(Principal Executive Officer)

November 13, 2023	/s/ Steve Bond
Steve Bond
Chief Financial Officer
(Principal Financial/Accounting Officer)

