Form 10-Q
period 2023-12-31
NeoVolta Inc.
filed 2024-02-09
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2023

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of February 9, 2024, was 33,236,091 shares.

NEOVOLTA, INC.

FORM 10-Q

DECEMBER 31, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEOVOLTA, INC.

Balance Sheets

(Unaudited)

	December 31,	June 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$1,499,292	$2,002,789
Accounts receivable, net	2,185,811	1,826,385
Inventory	1,981,833	2,580,571
Prepaid insurance and other current assets	8,305	96,119
Total current assets	5,675,241	6,505,864

Total assets	$5,675,241	$6,505,864

Liabilities and Stockholders' Equity
Current liabilities:
Accrued liabilities	$11,769	$39,491
Total current liabilities	11,769	39,491

Commitments and contingencies (Note 3)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,236,091 shares and 33,155,127 shares issued and outstanding, respectively	33,236	33,155
Additional paid-in capital	25,054,223	24,872,446
Accumulated deficit	(19,423,987)	(18,439,228)
Total stockholders' equity	5,663,472	6,466,373

Total liabilities and stockholders' equity	$5,675,241	$6,505,864

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022

Revenues from contracts with customers	$1,017,828	$567,105
Cost of goods sold	811,955	473,159
Gross profit	205,873	93,946

Operating expenses:
General and administrative	774,698	1,073,729
Research and development	–	7,746
Total operating expenses	774,698	1,081,475

Loss from operations	(568,825)	(987,529)

Other income:
Interest income	12,781	–
Total other income	12,781	–

Net loss	$(556,044)	$(987,529)

Weighted average shares outstanding - basic and diluted	33,226,411	32,822,542

Net loss per share - basic and diluted	$(0.02)	$(0.03)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Six Months Ended
	December 31,
	2023	2022

Revenues from contracts with customers	$1,781,958	$2,104,941
Cost of goods sold	1,454,913	1,765,119
Gross profit	327,045	339,822

Operating expenses:
General and administrative	1,329,858	1,993,157
Research and development	–	28,646
Total operating expenses	1,329,858	2,021,803

Loss from operations	(1,002,813)	(1,681,981)

Other income (expense):
Interest income	18,054	–
Interest expense	–	(4,134)
Total other income (expense)	18,054	(4,134)

Net loss	$(984,759)	$(1,686,115)

Weighted average shares outstanding - basic and diluted	33,190,769	30,916,212

Net loss per share - basic and diluted	$(0.03)	$(0.05)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Stockholders' Equity

Six Months Ended December 31, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2023	33,155,127	$33,155	$24,872,446	$(18,439,228)	$6,466,373

Stock compensation expense	–	–	84,717	–	84,717

Net loss	–	–	–	(428,715)	(428,715)

Balance at September 30, 2023	33,155,127	33,155	24,957,163	(18,867,943)	6,122,375

Stock compensation expense	80,964	81	97,060	–	97,141

Net loss	–	–	–	(556,044)	(556,044)

Balance at December 31, 2023	33,236,091	$33,236	$25,054,223	$(19,423,987)	$5,663,472

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2022	21,977,251	$21,978	$18,394,641	$(15,799,395)	$2,617,224

Issuance of common stock in underwritten public offering	1,121,250	1,121	3,779,284	–	3,780,405

Issuance of common stock for conversion of debt and accrued interest	9,671,867	9,672	1,169,614	–	1,179,286

Stock compensation expense	–	–	591,816	–	591,816

Net loss	–	–	–	(698,586)	(698,586)

Balance at September 30, 2022	32,770,368	32,771	23,935,355	(16,497,981)	7,470,145

Stock compensation expense	75,000	75	719,220	–	719,295

Net loss	–	–	–	(987,529)	(987,529)

Balance at December 31, 2022	32,845,368	$32,846	$24,654,575	$(17,485,510)	$7,201,911

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31, 2023
	2023	2022
Cash flows from operating activities:
Net loss	$(984,759)	$(1,686,115)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	181,858	1,311,111
Provision for expected credit losses/bad debt expense	330,000	80,000
Changes in current assets and liabilities
Accounts receivable	(689,426)	(573,435)
Inventory	598,738	499,272
Prepaid insurance and other current assets	87,814	(37,471)
Accounts payable	–	(175,990)
Accrued expenses	(27,722)	(105,465)
Net cash flows used in operating activities	(503,497)	(688,093)

Cash flows from financing activities:
Underwritten public offering of common stock	–	3,780,405
Net cash flows provided by financing activities	–	3,780,405

Net increase (decrease) in cash and cash equivalents	(503,497)	3,092,312

Cash and cash equivalents at beginning of period	2,002,789	330,385

Cash and cash equivalents at end of period	$1,499,292	$3,422,697

Supplemental disclosures of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	–	–

Supplemental non-cash financing activities
Conversion of convertible debt and accrued interest into common stock	$–	$1,179,286

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Notes to Financial Statements

(Unaudited)

(1)	Business and Summary of Significant Accounting Policies

Description of Business– NeoVolta Inc. (“we”, “our” or the "Company") is a Nevada corporation, which was formed on March 5, 2018. The Company is a designer, seller and manufacturer of Energy Storage Systems (ESS) which can store and use energy via batteries and an inverter at residential and commercial sites. The Company sells its proprietary ESS units through wholesale customers, primarily in California, and in an expanding number of other states. In August 2022, the Company completed an underwritten public offering of its equity securities resulting in its common stock and warrants becoming listed on a national exchange (see Note 2).

Interim Financial Information – The Company has prepared the accompanying financial statements, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position as of December 31, 2023, the results of its operations for the three and six month periods ended December 31, 2023 and 2022, the changes in its stockholders’ equity for the six month periods ended December 31, 2023 and 2022, and cash flows for the six month periods ended December 31, 2023 and 2022. The balance sheet as of June 30, 2023 has been derived from the Company’s June 30, 2023 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 22, 2023.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, per bank. At December 31, 2023, the Company maintained accounts at two different banks, of which the combined balances of the accounts at the two banks were in excess of the combined FDIC insurance limits by $999,292.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Additionally, we made a bulk purchase of raw materials consisting of assembly parts from our former contract manufacturer in April 2023, for a gross amount of $1.4 million. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. No inventory reserve was required as of December 31, 2023 and June 30, 2023. The following table presents the components of inventory as of December 31, 2023 and June 30, 2023:

	December 31,	June 30,
	2023	2023

Raw materials, consisting of assembly parts, batteries and inverters	$1,805,506	$2,353,055
Finished goods	176,327	227,516

Total	$1,981,833	$2,580,571

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, primarily in California. Three such dealers represented approximately 29%, 20% and 10% of the Company’s revenues in the six months ended December 31, 2023, however, no other dealers accounted for more than 10% of the revenues in such period. Those same three dealers plus one other dealer represented an aggregate of approximately 98% of the Company’s accounts receivable as of December 31, 2023 (net of allowance). Three such dealers represented approximately 27%, 19% and 12% of the Company’s revenues in the six months ended December 31, 2022. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the six months ended December 31, 2023 and 2022 is provided.

Allowance for Expected Credit Losses – The Company recognizes an allowance for expected credit losses whenever a loss is expected to be incurred in the realization of a customer’s account. As of December 31, 2023 and June 30, 2023, our allowance for expected credit losses was $820,000 and $490,000, respectively.

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

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2023, the Company had total outstanding common stock equivalents of 1,229,750 shares as follows: (i) 1,121,250 shares related to warrants issued to investors in the public offering completed in August 2022; (ii) 58,500 shares related to warrants issued to the underwriters in that same offering; and (iii) 50,000 shares related to restricted stock units granted to two officers in March 2022 (see Note 2).

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, and accounts payable.

At December 31, 2023 and June 30, 2023, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

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

Liquidity – These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern has been dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As disclosed in Note 2, we completed a public offering of our equity securities in August 2022 that raised total net proceeds of approximately $3,780,000. As of December 31, 2023, we had a cash balance of $1,499,292 and net working capital of $5,663,472. We anticipate that we will have sufficient cash resources in order to operate our business for at least the next 12 months from the date these financial statements are issued, without new sources of capital.

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

Warrants – The Warrants for a total of 1,179,750 shares of common stock issued to investors and the underwriters are exercisable at any time after their original issuance and at any time up to the date that is five years after their original issuance, or August 1, 2027. The Warrants may be exercised upon payment of the exercise price in cash on or prior to the expiration date. Under the terms of the Warrant Agreement, we must use our best efforts to maintain the effectiveness of the registration statement and current prospectus relating to common stock issuable upon exercise of the Warrants until the expiration of the Warrants. If we fail to maintain the effectiveness of the registration statement and current prospectus relating to the common stock issuable upon exercise of the Warrants, the holders of the Warrants shall have the right to exercise the Warrants solely via a cashless exercise feature provided for in the Warrants, until such time as there is an effective registration statement and current prospectus. As of the date of this report, the Company has not maintained the effectiveness of the registration statement and the Warrants may be exercised on a cashless basis.

The following table presents activity with respect to the Company’s warrants for the six months ended December 31, 2023:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2023	1,179,750	$4.02
Warrants issued	–	–
Warrants exercised/forfeited	–	–
Outstanding at December 31, 2023	1,179,750	$4.02	3.5	$–

Exercisable at December 31, 2023	1,179,750	$4.02	3.5	$–

These warrants were issued in conjunction with an underwritten public equity offering, therefore, there was no employee or non-employee compensation expense recognized.

Stock Compensation Expense – In February 2022, we entered into a new employment agreement with our Chief Executive Officer (“CEO”), effective April 1, 2022. The initial term of the employment agreement was one year and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $165,000. Pursuant to the agreement, we issued our CEO a restricted stock unit (“RSU”) award for up to 150,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 50,000 shares; and (ii) Milestone 2 - Produce 2,000 ESSs in 2022 and continue his employment with our company until January 1, 2023: 100,000 shares. As of December 31, 2023, Milestone 1 was achieved, however, Milestone 2 was not achieved. The underlying 50,000 shares of common stock earned under Milestone 1 were issued to our CEO as of January 1, 2023.

In February 2022, we entered into a new employment agreement with our Chief Financial Officer (“CFO”), effective March 1, 2022. The initial term of the employment agreement is one year and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $125,000. Pursuant to the agreement, we issued our CFO an RSU award for up to 300,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 250,000 shares; and (ii) Milestone 2 - successfully complete and file the Company’s Form 10-K for the year ended June 30, 2023 no later than September 29, 2023 and continue his employment with our company until January 1, 2024: 50,000 shares. Milestone 1 was achieved as of January 1, 2023, and the underlying 250,000 shares of common stock earned under Milestone 1 were issued to our CFO as of that date. As of December 31, 2023, Milestone 2 has not yet been achieved, but was subsequently achieved on January 1, 2024, and the underlying 50,000 shares of common stock will be issued to our CFO as of that date (see Note 4).

Based upon management’s assessment of the probability of our CEO and CFO ultimately achieving each milestone specified under the RSU awards indicated above, we calculated the grant date value of such awards and are amortizing it as stock compensation expense over the underlying performance periods. We have recognized stock compensation expense applicable to such RSU awards in the six months ended December 31, 2023 and 2022 in the amounts of $81,683 and $1,159,882, respectively.

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of December 31, 2023, we booked an accrual of $97,500 of compensation expense (of which $87,750 will be settled through the issuance of shares) for our three independent directors under this plan.

In the six months ended December 31, 2023, we recognized total non-cash stock compensation expense of $181,858 as follows: (i) $81,683 for the amortized value of the RSUs granted to our two executive officers, as previously described; (ii) $87,750 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; and (iii) $12,425 for the fair value of incentive shares earned by a wholesale dealer as of December 31, 2023 (see Note 3). There was a total of 80,964 shares of common stock that were issued to independent directors and advisors in the six months ended December 31, 2023, which were previously expensed in the year ended June 30, 2023.

In the six months ended December 31, 2022, we recognized total non-cash stock compensation expense of $1,311,111 as follows: (i) $1,159,882 for the amortized value of the RSUs granted to our two executive officers, as previously described; (ii) $87,750 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $48,750 for the net amortized value of the shares granted to various advisors under their annual service contracts; and (iv) $14,729 for the fair value of incentive shares earned by a wholesale dealer as of December 31, 2022 (see Note 3). There was a total of 75,000 shares of common stock that were issued to three grantees, a director and two advisory board members, in the six months ended December 31, 2022, which were previously expensed in the year ended June 30, 2022.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of December 31, 2023, the Company has made awards under the Plan as follows: (i) 450,000 shares for the RSUs granted to our two executive officers, as noted above; (ii) 54,964 shares for the initial services of our three independent directors in the year ended June 30, 2023, pursuant to the new compensation plan adopted in August 2022 for independent directors; and (iii) a smaller number of shares granted to various other advisors under their annual service contracts.

(3)	Commitments and Contingencies

Effective January 1, 2021, we secured new corporate and manufacturing office space under a sublease agreement with a company that served as our contract manufacturer at that time. Under the terms of the sublease agreement, we were required to make rental payments of $10,350 per month during the initial one-year term of the agreement. Further, under the terms of the sublease agreement, we were granted the right to renew the sublease for additional terms of 12 months each upon mutual agreement of both parties, provided thirty days’ notice is given for each subsequent term, at a modest increase in the monthly rent, through February 28, 2025. However, we were under no obligation to renew it. At inception of the sublease, Management determined that exercise of the renewal option was not reasonably certain and, notwithstanding that the Company elected to renew the agreement for additional one year periods as of January 1, 2022, 2023 and 2024, continues to believe that is the case. Accordingly, we have accounted for it as a short-term lease under ASC 842, Leases. Under an amendment to our supply agreement with our former contract manufacturer in April 2023, we took over direct responsibility for the manufacturing process surrounding our ESS units on June 1, 2023, however, that amendment had no effect on the sublease agreement with our former contract manufacturer.

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

On February 5, 2024, our Board of Directors approved the following two equity transactions: (i) the issuance of 50,000 shares of common stock to one of our executive officers in recognition of the officer having achieved Milestone 2 under his Board approved RSU awards (see Note 2); and (ii) the granting of 7,746 shares of common stock to a wholesale dealer for an incentive award earned in the calendar year ended December 31, 2023 (see Note 3). Both of these tranches of our common stock were fully expensed as of December 31, 2023.

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

In May 2019, we completed a public offering of 3,500,000 shares of our common stock at an offering price of $1.00 per share for gross proceeds of $3.5 million pursuant to Regulation A of the Securities Act. We used the proceeds of the offering to ramp up production, marketing, and sales of our NV14 product line. In that regard, we used the proceeds from the offering to fund the marketing, production and distribution of our products, which commenced in July 2019 through a group of wholesale customers in California, as well as to provide additional working capital for other corporate purposes. We have expanded to include one wholesale distribution customer in Nevada. As of the current date, we have had successful installations of our products in the additional States of Arizona, Utah, Colorado, Wyoming, Texas, Oklahoma, Missouri, Tennessee, Alabama, Georgia, Florida, and Puerto Rico.

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

On April 14, 2023, California implemented Net Energy Metering 3 (NEM3) for subsequent new solar installations. NEM3 reduces the amount of NEM credit for each kilowatt (KW) of solar power sent to the utility from a rate of approximately $0.20 per KW to $0.09 per KW (each Utility varies). NEM3 effectively increases the average solar Return of Investment (ROI) from 5-6 years to 10-12 years (each Utility varies). Effectively, the Company believes that solar installation in California currently makes little financial sense without also including a battery system. Installing NeoVolta nets a ROI of 4-6 years. NEM3 reduced our sales from December 2022 until fairly recently as solar installers worked off their permitted NEM2 installs. We expect our sales to gradually increase going forward.

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three and six month month periods ended December 31, 2023 and 2022, as reported in our financial statements included in Item 1.

Three months ended December 31, 2023 versus three months ended December 31, 2022

Revenues - Revenues from contracts with customers for the three months ended December 31, 2023 were $1,017,828 compared to $567,105 for the three months ended December 31, 2022. Such increase was primarily due to various macroeconomic and regulatory factors including an anticipated reversal of the previous negative impact of the new utility regulations in the State of California that we believe had temporarily caused an earlier economic disincentive for residential utility customers to acquire our energy storage systems from the December 2022 enactment date through roughly the end of last quarter.

Cost of Goods Sold - Cost of goods sold for the three months ended December 31, 2023 were $811,955 compared to $473,159 for the three months ended December 31, 2022. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal period and resulted in gross profits on such sales of approximately 20% and 17%, respectively, in each period.

General and Administrative Expense - General and administrative expenses for the three months ended December 31, 2023 were $774,698 compared to $1,073,729 for the three months ended December 31, 2022. Such decrease was due to a reduction in stock compensation expense related to the Company’s equity incentive programs, partially offset by the recognition of an allowance for expected credit losses in the three months ended December 31, 2023 in the amount of $220,000.

Research and Development Expense - Research and development expenses for the three months ended December 31, 2023 were zero compared to $7,746 for the three months ended December 31, 2022. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Other Income and Expense - Interest income for the three months ended December 31, 2023 was $12,781 compared to zero for the three months ended December 31, 2022. This increase was due to rising money market rates which have enabled the Company to earn interest on its investable cash in the three months ended December 31, 2023.

Net Loss - Net loss for the three months ended December 31, 2023 was $556,044 compared to $987,529 for the three months ended December 31, 2022, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Six months ended December 31, 2023 versus six months ended December 31, 2022

Revenues - Revenues from contracts with customers for the six months ended December 31, 2023 were $1,781,958 compared to $2,104,941 for the six months ended December 31, 2022. Such decrease was primarily due to the impact of various macroeconomic and regulatory factors including new utility regulations in the State of California that we believe had temporarily caused an earlier economic disincentive for residential utility customers to acquire our energy storage systems from the December 2022 enactment date through roughly the end of last quarter.

Cost of Goods Sold - Cost of goods sold for the six months ended December 31, 2023 were $1,454,913 compared to $1,765,119 for the six months ended December 31, 2022. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal period and resulted in gross profits on such sales of approximately 18% and 16%, respectively, in each period.

General and Administrative Expense - General and administrative expenses for the six months ended December 31, 2023 were $1,329,858 compared to $1,993,157 for the six months ended December 31, 2022. Such decrease was due to a reduction in stock compensation expense related to the Company’s equity incentive programs, partially offset by the recognition of an allowance for expected credit losses in the six months ended December 31, 2023 in the amount of $330,000.

Research and Development Expense - Research and development expenses for the six months ended December 31, 2023 were zero compared to $28,646 for the six months ended December 31, 2022. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Other Income and Expense - Interest income for the six months ended December 31, 2023 was $18,054 compared to zero for the six months ended December 31, 2022. This increase was due to rising money market rates which have enabled the Company to earn interest on its investable cash in the six months ended December 31, 2023. Interest expense for the six months ended December 31, 2023 was zero compared to $4,134 for the six months ended December 31, 2022. This decrease resulted from the conversion of our 2018 and 2021 convertible notes in conjunction with the closing of our public equity offering in August 2022.

Net Loss - Net loss for the six months ended December 31, 2023 was $984,759 compared to $1,686,115 for the six months ended December 31, 2022, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the six months ended December 31, 2023 was $503,497 compared to $688,093 in the six months ended, December 31, 2022, reflecting a modest decrease in the impact of changes in working capital on net operating cash flow in the current fiscal year period.

Financing activities. Net cash provided by financing activities in the six months ended December 31, 2023 was zero, compared to $3,780,405 in the six months ended December 31, 2022. As further discussed below, our net cash provided by financing activities in the six months ended December 31, 2022 was entirely attributable to the successful completion of an underwritten public offering of our equity securities in early August 2022.

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

As of December 31, 2023, we had a cash balance of approximately $1.5 million and net working capital of approximately $5.7 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that we will have sufficient cash to operate for at least the next 12 months.

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

Additionally, we continue to monitor current international developments occurring in Ukraine and Israel. However, we do not believe that they will have a significant impact on either the domestic markets for our products or the international supply chains for our product components, which are largely sourced from Asia.

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

As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no sales of unregistered securities during the three months ended December 31, 2023.

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

NEOVOLTA, INC.

February 9, 2024	/s/ Brent S. Willson

Brent S. Willson

Chief Executive Officer

(Principal Executive Officer)

February 9, 2024	/s/ Steve Bond

Steve Bond

Chief Financial Officer

(Principal Financial/Accounting Officer)

