Form 10-Q
period 2024-03-31
NeoVolta Inc.
filed 2024-05-10
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of May 10, 2024, was 33,236,091 shares.

NEOVOLTA, INC.

FORM 10-Q

MARCH 31, 2024

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

PART 1: FINANCIAL INFORMATION

ITEM 1	Financial Statements

NEOVOLTA, INC.

Balance Sheets

(Unaudited)

	March 31,	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,013,962	$2,002,789
Accounts receivable, net	1,886,555	1,826,385
Inventory	2,136,947	2,580,571
Prepaid insurance and other current assets	115,224	96,119
Total current assets	5,152,688	6,505,864

Total assets	$5,152,688	$6,505,864

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,167	$–
Accrued liabilities	11,884	39,491
Total current liabilities	15,051	39,491

Commitments and contingencies (Note 3)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,236,091 shares and 33,155,127 shares issued and outstanding, respectively	33,236	33,155
Additional paid-in capital	25,117,861	24,872,446
Accumulated deficit	(20,013,460)	(18,439,228)
Total stockholders' equity	5,137,637	6,466,373

Total liabilities and stockholders' equity	$5,152,688	$6,505,864

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenues from contracts with customers	$283,900	$629,010
Cost of goods sold	117,755	537,261
Gross profit	166,145	91,749

Operating expenses:
General and administrative	756,118	723,271
Research and development	10,392	1,290
Total operating expenses	766,510	724,561

Loss from operations	(600,365)	(632,812)

Other income:
Interest income	10,892	–
Total other income	10,892	–

Net loss	$(589,473)	$(632,812)

Weighted average shares outstanding - basic and diluted	33,236,091	33,151,685

Net loss per share - basic and diluted	$(0.02)	$(0.02)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Nine Months Ended
	March 31,
	2024	2023

Revenues from contracts with customers	$2,065,858	$2,733,951
Cost of goods sold	1,572,668	2,302,380
Gross profit	493,190	431,571

Operating expenses:
General and administrative	2,085,976	2,716,428
Research and development	10,392	29,936
Total operating expenses	2,096,368	2,746,364

Loss from operations	(1,603,178)	(2,314,793)

Other income (expense):
Interest income	28,946	–
Interest expense	–	(4,134)
Total other income (expense)	28,946	(4,134)

Net loss	$(1,574,232)	$(2,318,927)

Weighted average shares outstanding - basic and diluted	33,205,766	31,650,491

Net loss per share - basic and diluted	$(0.05)	$(0.07)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Stockholders' Equity

Nine Months Ended March 31, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2023	33,155,127	$33,155	$24,872,446	$(18,439,228)	$6,466,373

Stock compensation expense	–	–	84,717	–	84,717
Net loss	–	–	–	(428,715)	(428,715)

Balance at September 30, 2023	33,155,127	33,155	24,957,163	(18,867,943)	6,122,375

Stock compensation expense	80,964	81	97,060	–	97,141
Net loss	–	–	–	(556,044)	(556,044)

Balance at December 31, 2023	33,236,091	33,236	25,054,223	(19,423,987)	5,663,472

Stock compensation expense	–	–	63,638	–	63,638
Net loss	–	–	–	(589,473)	(589,473)

Balance at March 31, 2024	33,236,091	$33,236	$25,117,861	$(20,013,460)	$5,137,637

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2022	21,977,251	$21,978	$18,394,641	$(15,799,395)	$2,617,224

Issuance of common stock in underwritten public offering	1,121,250	1,121	3,779,284	–	3,780,405
Issuance of common stock for conversion of debt and accrued interest	9,671,867	9,672	1,169,614	–	1,179,286
Stock compensation expense	–	–	591,816	–	591,816
Net loss	–	–	–	(698,586)	(698,586)

Balance at September 30, 2022	32,770,368	32,771	23,935,355	(16,497,981)	7,470,145

Stock compensation expense	75,000	75	719,220	–	719,295
Net loss	–	–	–	(987,529)	(987,529)

Balance at December 31, 2022	32,845,368	32,846	24,654,575	(17,485,510)	7,201,911

Stock compensation expense	309,759	309	108,781	–	109,090
Net loss	–	–	–	(632,812)	(632,812)

Balance at March 31, 2023	33,155,127	$33,155	$24,763,356	$(18,118,322)	$6,678,189

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,574,232)	$(2,318,927)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	245,496	1,420,201
Provision for expected credit losses/bad debt expense	670,000	380,000
Changes in current assets and liabilities
Accounts receivable	(730,170)	(799,913)
Inventory	443,624	875,919
Prepaid insurance and other current assets	(19,105)	33,291
Accounts payable	3,167	(205,600)
Accrued expenses	(27,607)	(35,571)
Net cash flows used in operating activities	(988,827)	(650,600)

Cash flows from financing activities:
Underwritten public offering of common stock	–	3,780,405
Net cash flows provided by financing activities	–	3,780,405

Net increase (decrease) in cash and cash equivalents	(988,827)	3,129,805

Cash and cash equivalents at beginning of period	2,002,789	330,385

Cash and cash equivalents at end of period	$1,013,962	$3,460,190

Supplemental disclosures of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	–	–

Supplemental non-cash financing activities
Conversion of convertible debt and accrued interest into common stock	$–	$1,179,286

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

Interim Financial Information – The Company has prepared the accompanying financial statements, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position as of March 31, 2024, the results of its operations for the three and nine month periods ended March 31, 2024 and 2023, the changes in its stockholders’ equity for the nine month periods ended March 31, 2024 and 2023, and cash flows for the nine month periods ended March 31, 2024 and 2023. The balance sheet as of June 30, 2023 has been derived from the Company’s June 30, 2023 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 22, 2023.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, per bank. At March 31, 2024, the Company maintained accounts at two different banks, of which the combined balances of the accounts at the two banks were in excess of the combined FDIC insurance limits by $513,962.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Additionally, we made a bulk purchase of raw materials consisting of assembly parts from our former contract manufacturer in April 2023, for a gross amount of $1.4 million. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. No inventory reserve was required as of March 31, 2024 and June 30, 2023. The following table presents the components of inventory as of March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

Raw materials, consisting of assembly parts, batteries and inverters	$1,502,119	$2,353,055
Finished goods	634,828	227,516
Total	$2,136,947	$2,580,571

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, primarily in California. Three dealers represented approximately 25%, 17% and 11% of the Company’s revenues in the nine months ended March 31, 2024, however, no other dealers accounted for more than 10% of the revenues in such period. Four dealers represented approximately 22%, 20%, 17% and 13% of the Company’s gross accounts receivable as of March 31, 2024. Three such dealers represented approximately 21%, 18% and 16% of the Company’s revenues in the nine months ended March 31, 2023. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the nine months ended March 31, 2024 and 2023 is provided.

Allowance for Expected Credit Losses – The Company recognizes an allowance for expected credit losses whenever a loss is expected to be incurred in the realization of a customer’s account. As of March 31, 2024 and June 30, 2023, our allowance for expected credit losses was $1,160,000 and $490,000, respectively.

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

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2024, the Company had total outstanding common stock equivalents of 1,229,750 shares as follows: (i) 1,121,250 shares related to warrants issued to investors in the public offering completed in August 2022; (ii) 58,500 shares related to warrants issued to the underwriters in that same offering, and (iii) 50,000 shares related to restricted stock units granted to two officers in March 2022 (see Note 2).

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

Related Parties – The Company accounts for related party transactions in accordance with ASC 850. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that it might be prevented from fully pursuing its own separate interests is also a related party.

Fair Value Measurements and Financial Instruments – ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

At March 31, 2024 and June 30, 2023, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

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

Liquidity – These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern has been dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As disclosed in Note 2, we completed a public offering of our equity securities in August 2022 that raised total net proceeds of approximately $3,780,000. As of March 31, 2024, we had a cash balance of $1,013,962 and net working capital of $5,137,637. We anticipate that we will have sufficient cash resources in order to operate our business for at least the next 12 months from the date these financial statements are issued, without new sources of capital.

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

The following table presents activity with respect to the Company’s warrants for the nine months ended March 31, 2024:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2023	1,179,750	$4.02
Warrants issued	–	–
Warrants exercised/forfeited	–	–
Outstanding at March 31, 2024	1,179,750	$4.02	3.3	$–

Exercisable at March 31, 2024	1,179,750	$4.02	3.3	$–

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

In February 2022, we entered into a new employment agreement with our Chief Financial Officer (“CFO”), effective March 1, 2022. The initial term of the employment agreement is one year and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial annual salary of $125,000. Pursuant to the agreement, we issued our CFO an RSU award for up to 300,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 250,000 shares; and (ii) Milestone 2 - successfully complete and file the Company’s Form 10-K for the year ended June 30, 2023 no later than September 29, 2023 and continue his employment with our company until January 1, 2024: 50,000 shares. Milestone 1 was achieved as of January 1, 2023, and the underlying 250,000 shares of common stock earned under Milestone 1 were issued to our CFO as of that date. Milestone 2 was achieved as of January 1, 2024, and the underlying 50,000 shares of common stock earned under Milestone 2 are expected to be issued to our CFO in May 2024.

Based upon management’s assessment of the probability of our CEO and CFO ultimately achieving each milestone specified under the RSU awards indicated above, we calculated the grant date value of such awards and are amortizing it as stock compensation expense over the underlying performance periods. We have recognized stock compensation expense applicable to such RSU awards in the nine months ended March 31, 2024 and 2023 in the amounts of $81,683 and $1,200,723, respectively.

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of March 31, 2024, we booked an accrual of $146,250 of compensation expense (of which $131,625 will be settled through the issuance of shares) for our three independent directors under this plan.

In the nine months ended March 31, 2024, we recognized total non-cash stock compensation expense of $245,496 as follows: (i) $81,683 for the amortized value of the RSUs granted to our two executive officers, as previously described; (ii) $131,625 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $19,763 for the amortized value of the shares granted to various advisors under their annual service contracts; and (iv) $12,425 for the fair value of incentive shares earned by a wholesale dealer as of December 31, 2023 (see Note 3). There was a total of 80,964 shares of common stock that were issued to our independent directors in the nine months ended March 31, 2024, which were previously expensed in the year ended June 30, 2023.

In the nine months ended March 31, 2023, we recognized total non-cash stock compensation expense of $1,420,201 as follows: (i) $1,200,723 for the amortized value of the RSUs granted to our two executive officers, as previously described; (ii) $131,625 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $60,625 for the net amortized value of the shares granted to various advisors under their annual service contracts; and (iv) $27,228 for the fair value of incentive shares earned by two wholesale dealers as of December 31, 2022 (see Note 3). There was a total of 384,759 shares of common stock that were issued to various grantees, including our two executive officers, in the nine months ended March 31, 2023, of which 75,000 shares were previously expensed in the year ended June 30, 2022.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of March 31, 2024, the Company has made awards under the Plan as follows: (i) 450,000 shares for the RSUs granted to our two executive officers, as noted above; (ii) 54,964 shares for the initial services of our three independent directors in the year ended June 30, 2023, pursuant to the new compensation plan adopted in August 2022 for independent directors; and (iii) 32,858 shares granted to several wholesale dealers under an incentive sales program.

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

(4)        Subsequent Events

Effective April 29, 2024, the Company engaged a new Chief Executive Officer (“CEO”), replacing the Company’s former chief executive officer and founder who remains as Chairman of the Board and chief technology officer. The Company has entered into an employment agreement with the new CEO providing for an initial term extending through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew it. Pursuant to the agreement, the new CEO received an initial equity grant equal to 1,280,000 RSUs, which will vest over a four-year period, subject to his continued employment with the Company, and will be entitled to earn additional RSU’s in the form of three annual performance-based equity grants, beginning in the year ending June 30, 2025, with a target value of up to $660,000 each.

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

On April 14, 2023, California implemented Net Energy Metering 3 (NEM3) for subsequent new solar installations. NEM3 reduces the amount of NEM credit for each kilowatt (KW) of solar power sent to the utility from a rate of approximately $0.20 per KW to $0.09 per KW (each Utility varies). NEM3 effectively increases the average solar Return of Investment (ROI) from 5-6 years to 10-12 years (each Utility varies). Effectively, the Company believes that solar installation in California currently makes little financial sense without also including a battery system. Installing NeoVolta nets a ROI of 4-6 years. We estimate that NEM3 reduced our sales from the enactment date in December 2022 continuing through the recently competed quarter ended March 31, 2024, as solar installers worked off their permitted NEM2 installs. We expect our sales to gradually increase going forward.

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three and nine month periods ended March 31, 2024 and 2023, as reported in our financial statements included in Item 1.

Three months ended March 31, 2024 versus three months ended March 31, 2023

Revenues - Revenues from contracts with customers for the three months ended March 31, 2024 were $283,900 compared to $629,010 for the three months ended March 31, 2023. Such decrease was primarily due to various macroeconomic and regulatory factors including the negative impact of new utility regulations in the State of California that we believe has caused a temporary economic disincentive for residential utility customers to acquire our energy storage systems since the December 2022 enactment date and continuing through the three months ended March 31, 2024.

Cost of Goods Sold - Cost of goods sold for the three months ended March 31, 2024 were $117,755 compared to $537,261 for the three months ended March 31, 2023. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal period. The resulting improvement in our reported gross profit in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, however, was largely due to the reversal in the three months ended March 31, 2024 of an inadvertent overcharge of $93,000 that was made to Cost of goods sold in the three months ended December 31, 2023.

General and Administrative Expense - General and administrative expenses for the three months ended March 31, 2024 were $756,118 compared to $723,271 for the three months ended March 31, 2023. Such increase was primarily due to a higher allowance for expected credit losses in the three months ended March 31, 2024 of $340,000, compared to $300,000 in the three months ended March 31, 2023, partially offset by a decrease in stock compensation expense related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the three months ended March 31, 2024 were $10,392 compared to $1,290 for the three months ended March 31, 2023. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Other Income and Expense - Interest income for the three months ended March 31, 2024 was $10,892 compared to zero for the three months ended March 31, 2023. This increase was due to rising money market rates which have enabled the Company to earn interest on its investable cash in the three months ended March 31, 2024.

Net Loss - Net loss for the three months ended March 31, 2024 was $589,473 compared to $632,812 for the three months ended March 31, 2023, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Nine months ended March 31, 2024 versus nine months ended March 31, 2023

Revenues - Revenues from contracts with customers for the nine months ended March 31, 2024 were $2,065,858 compared to $2,733,951 for the nine months ended March 31, 2023. Such decrease was primarily due to various macroeconomic and regulatory factors including the negative impact of new utility regulations in the State of California that we believe has caused a temporary economic disincentive for residential utility customers to acquire our energy storage systems since the December 2022 enactment date and continuing through the nine months ended March 31, 2024.

Cost of Goods Sold - Cost of goods sold for the nine months ended March 31, 2024 were $1,572,668 compared to $2,302,380 for the nine months ended March 31, 2023. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal period. Due to efficiencies that we have realized from taking over responsibility for manufacturing of our products from a contract operator since last year, we have improved gross profit to $493,190 in the nine months ended March 31, 2024 compared to $431,571 in the nine months ended March 31, 2023.

General and Administrative Expense - General and administrative expenses for the nine months ended March 31, 2024 were $2,085,976 compared to $2,716,428 for the nine months ended March 31, 2023. Such decrease was due to a reduction in stock compensation expense related to the Company’s equity incentive programs, partially offset by a higher allowance for expected credit losses in the nine months ended March 31, 2024 of $670,000, compared to $380,000 in the nine months ended March 31, 2023.

Research and Development Expense - Research and development expenses for the nine months ended March 31, 2024 were $10,392 compared to $29,936 for the nine months ended March 31, 2023. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Other Income and Expense - Interest income for the nine months ended March 31, 2024 was $28,946 compared to zero for the nine months ended March 31, 2023. This increase was due to rising money market rates which have enabled the Company to earn interest on its investable cash in the nine months ended March 31, 2024. Interest expense for the nine months ended March 31, 2024 was zero compared to $4,134 for the nine months ended March 31, 2023. This decrease resulted from the conversion of our 2018 and 2021 convertible notes in conjunction with the closing of our public equity offering in August 2022.

Net Loss - Net loss for the nine months ended March 31, 2024 was $1,574,232 compared to $2,318,927 for the nine months ended March 31, 2023, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the nine months ended March 31, 2024 was $988,827 compared to $650,600 in the nine months ended, March 31, 2023, reflecting a modest decrease in the impact of changes in working capital on net operating cash flow in the current fiscal year period.

Financing activities. Net cash provided by financing activities in the nine months ended March 31, 2024 was zero, compared to $3,780,405 in the nine months ended March 31, 2023. As further discussed below, our net cash provided by financing activities in the nine months ended March 31, 2023 was entirely attributable to the successful completion of an underwritten public offering of our equity securities in early August 2022.

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

As of March 31, 2024, we had a cash balance of approximately $1.0 million and net working capital of approximately $5.1 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that we will have sufficient cash to operate for at least the next 12 months.

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

As of March 31, 2024, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no sales of unregistered securities during the three months ended March 31, 2024.

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

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
10.1	Employment Agreement between NeoVolta, Inc. and Ardes Johnson dated April 19, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed April 24, 2024)
10.2	Amendment to Employment Agreement between NeoVolta, Inc. and Brent Willson dated April 22, 2022 (incorporated by reference to exhibit 10.2 of the Form 8-K filed April 24, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOVOLTA, INC.

May 10, 2024	/s/ Ardes Johnson
Ardes Johnson
Chief Executive Officer
(Principal Executive Officer)

May 10, 2024	/s/ Steve Bond
Steve Bond
Chief Financial Officer
(Principal Financial/Accounting Officer)

