Form 10-K
period 2024-06-30
NeoVolta Inc.
filed 2024-09-27
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2024

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45.3 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of September 27, 2024 was 33,245,867.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

We are a designer, manufacturer, and seller of high-end Energy Storage Systems (or ESS), primarily our NeoVolta NV14, NV 24 and, to a lesser extent, our NV14-K, which can store and use energy via batteries and an inverter at residential or commercial sites. We were founded to identify new ways to leverage emerging technologies with the dynamic changes that are taking place in the energy delivery space. We primarily market and sell our products directly to our certified solar installers and solar equipment distributors. In the future, we intend to expand multiple opportunities with residential developers, commercial developers, and other commercial opportunities. Because we are purely dedicated to energy solar systems, virtually all of our current resources and efforts go into further developing our flagship NV14, NV14-K, and NV 24 products, while focusing on specific industry needs for our next generation of products. We believe we are unique in the marketplace due to our low cost, our innovative battery chemistry, our product versatility, and our commitment to installer service. Because of these factors, we believe NeoVolta is uniquely equipped to establish ourselves as a major player in the energy storage market.

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

No solar system can provide power to a home without a system capable of “Islanding,” due to safety regulations put in place for utility workers during outages. “Islanding” is when a PV generator or other electrical source continues to power a location or residence even though electrical grid power is no longer present. According to Bloomenergy.com, power outages are on the rise in California. There were 25,281 blackout events in 2019, a 23% increase from 20,598 in 2018. The number of utility customers affected jumped to 28.4 million in 2019, up 50% from 19 million in 2018. Since then, the number of major power outages in California reached a peak in 2020 before declining slightly thereafter. Our NV14 is capable of “Islanding” when used with AC or DC photovoltaic (PV) systems. As islanding can be dangerous to utility workers, who may not realize that a circuit is still powered, an ESS capable of “islanding” must be capable of physically disconnecting from the grid power when it senses that grid supply is not present, has an over current, or an undercurrent condition. The NV14 includes “islanding” relays that are approved to perform this function. Islanding also allows solar production to function and power the residence or facility thereby decreasing the impact of a grid outage.

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

Solar Installer Market. The bulk of NeoVolta’s present revenue and recurring customer base is residential and commercial solar system installers. As of January 2024, IBIS World estimates that there are approximately 11,100 solar panel installation companies operating in the US. With a secure supply chain backed by tax incentives, this number is expected to rise as both the commercial and residential markets continue to grow. The impact of the Inflation Reduction Act (see, “Market Drivers – Regulation”) on just residential solar panel installation is expected to grow at a compound annual growth rate of 14.4% from 2024 to 2030. Most solar installers in the US are very small, independently owned operators and are generally not serviced by the larger companies. These underserved installers have been NeoVolta’s target market. Our average recurring installer customer purchases 1-2 systems a month. They generally sell their systems and install and pay for them within the same month, and typically do not stock inventory, so we believe NeoVolta’s “just in time” product availability makes us an ideal fit. Once these customers become certified NeoVolta installers, they become recurring customers. We built our company based on servicing small installers and will continue to do so by focusing on product availability, installer service, and, most importantly, the characteristics of our product while we capture market share. As we gain market acceptance, we expect larger installers to take notice. This is especially true when considering repeated product availability challenges within the industry.

Installer storage installation activity has grown over time, with approximately one-half of all active residential installers in recent years having completed at least one solar + storage system, according to Berkeley Labs. The rate of attachment, or number of PV systems installed with storage, is growing considerably. According to Wood Mackenzie, by 2025, nearly 29% of all behind-the-meter solar systems will be paired with storage, compared to under 11% in 2021. Most of the growth will be powered by the smaller installers, as larger installers have already incorporated storage into their standard new solar offerings. Although Tesla and LG Chem have dominated the market in the past few years, new market entries continue to gain ground and new opportunities in the space continue to present themselves to those who can adapt to fill the need. Additionally, our larger ESS competitors focus on energy storage as a component of their new solar installation, whereas NeoVolta focuses entirely on ESSs, revealing what we believe to be a compelling market in existing solar system retrofits. According to a December 2023 report from Berkeley Lab, there are over 3.4 million solar systems installed in the US with only a relatively small percentage of those having energy storage installed. This marketplace scenario presents small installer customers almost 3 million households to revisit for a storage retrofit especially when their 10-15 year old inverter experiences end of life.

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

Market Drivers

Regulatory. At the federal level, the most significant recent regulatory development regarding ESS has been, by far, the passage of the Inflation Reduction Act (“IRA”) in August 2022. Due to its extensive investment-related incentives, the IRA is expected to have a wide-ranging impact on both public and private investment in the clean energy space in the US, on a long-term basis. Additionally, there have been a rapidly expanding number of mandates at the state and local level that have also been directed toward the solar industry in recent years.

On the incentive side, the IRA has increased the federal Investment Tax Credit, or ITC, from 26% to 30% for qualifying investments, including energy storage. For a typical ESS, the ITC can reduce the cost of the system by $4,500 to $6,000. In certain instances, the incentives of the ITC can be potentially increased up to as much as 60% of the qualifying project cost. Finally, the IRA also expands the federal Production Tax Credit, which was first enacted in 2007, primarily for the benefit of the wind industry, to the solar power industry.

On the mandate side, California became the first state in the country to require builders to install solar and battery storage on new commercial buildings and high-rise multifamily buildings in August of 2021. This state approved Energy Code also includes requirements for builders to design single-family homes so battery storage can be easily added to the already existing solar system in the future as well as related incentives to eliminate natural gas from new buildings. Many other states are also implementing various measures in order to encourage greater adoption of energy storage technologies. For example, some utilities are now also offering incentives to home and business owners who install storage. To date, most of these utility-specific storage incentives are in the Northeast. We anticipate more of these programs being put in place in the future.

Of further note on the state regulatory level, California implemented Net Energy Metering 3 (NEM3) for subsequent new solar installations on April 14, 2023. NEM3 reduces the amount of NEM credit for each kilowatt (KW) of solar power sent to the utility from a rate of approximately $0.20 per KW to $0.09 per KW (each Utility varies). NEM3 effectively increases the average solar Return of Investment (ROI) from 5-6 years to 10-12 years (each Utility varies). Effectively, the Company believes that solar installation in California currently makes little financial sense without also including a battery system. Installing NeoVolta nets a ROI of 4-6 years. We estimate that NEM3 reduced our sales from the enactment date in December 2022 continuing through our last fiscal quarter, as solar installers worked off their permitted NEM2 installs. We expect our sales to gradually increase going forward.

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

Growth Strategy

With the addition of Ardes Johnson to NeoVolta’s management team as our CEO in April 2024, we have implemented an entirely new growth strategy that is designed to greatly expand our market penetration and product sales. Mr. Johnson is a seasoned industry executive who most recently, served as the President of the U.S. subsidiary of Meyer Burger, a major manufacturer of solar cells and solar modules based in Switzerland, for three years. His previous experience includes high level sales positions with both Tesla and General Electric.

Under Mr. Johnson’s direction and leadership, we intend to vigorously pursue three major growth objectives as follows (i) Expanding revenue through strategic sales channel development, (ii) Broadening financing options through partnerships with major industry players, and (iii) Initiating development of the next generation of batteries. In furtherance of these key growth objectives, Mr. Johnson has recently undertaken the following significant tactical initiatives:

•	National Sales Team Formation: NeoVolta has successfully assembled a national sales team targeting key renewable energy distribution centers, ensuring a robust presence across the U.S.
•	Strategic Collaborations Initiated: We have begun collaborations with leading solar installers in California, Nevada, and Florida, positioning ourselves to attempt to capture a larger market share.
•	Advanced Conversations for Next-Gen Systems: We have initiated discussions with entities to develop the next generation of NeoVolta’s energy storage systems, setting the stage for future innovation.

Additionally, we are planning to adopt a number of other near-term strategic moves that are designed to rapidly increase the growth of our product sales. For example, NeoVolta is actively expanding into high-potential regions such as Hawaii, Texas, Florida, and Puerto Rico, with regionally based sales teams to maximize reach and service. Also, another of our key initiatives is to make NeoVolta’s products more accessible and affordable, driving increased adoption and sales in the residential energy storage market.

With regard to the expanding commercial market for our products, we are planning to enhance our existing R&D technology to create complementary solutions tailored for the commercial sector, expanding NeoVolta’s market footprint, beginning in 2025. Further, we will be launching our Virtual Peaker Solution in order to address the growing demand for storage-only solutions from utilities and aggregators, seeking to position NeoVolta at the forefront of energy storage innovation.

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

NeoVolta Competitive Advantages:

Availability. We believe recent back-order times for competitive products have been as long as 9-months in recent years. Smaller installers rely on quick sales to install to payment to keep their business going, and the lack of availability of competitive products is often the reason they are introduced to NeoVolta. Since December 2021, NeoVolta has been delivering on orders in usually less than two weeks, very often the same day. We achieve this by maintaining a high level of parts inventory relative to projected sales, component consolidation prior to shipment, and a small lot, recurring freight strategy, which we believe allows for more flexibility in getting through the supply chain. Our strategy of maintaining higher levels of inventory based on projected sales means that to the extent our sales expectations in any periods are incorrect we may suffer cash flow constraints for such periods. Inability to secure reliable product delivery, fire risk, and recalls have harmed reputations of our competitors.

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

NeoVolta’s other certifications include:

•	Underwriters Laboratories (UL) 9540, 9540A, 1973, 1741SA, 1642, and 1699B Arc Fault Circuit Protection Type
•	UL 1741 third edition (including UL 1741 Supplemental SB)
•	UL 9540A Battery Energy Storage System (ANSI/CAN/UL 9540:2020)
•	Institute of Electrical and Electronics Engineers (IEEE) 1547 (2018 standard)
•	International Electrotechnical Commission (IEC) 62897
•	Electrical Codes: National Fire Protection Association’s NFPA 70 National Fire Codes (NEC) 2023
•	California Public Utilities Commission (CPUC) Rule 21 Interconnection
•	Hawaii Electric Companies Source Requirement Document Version 1.1 (SRD-UL-1741-SA-V1.1)
•	CSA Group C22.2 No. 107.1:2001 Ed. 3
•	Federal Communications Commission (FCC) 15 Class B
•	National Electrical Manufacturers Association (NEMA) Type 3R
•	California Energy Commission (CEC): Grid Support Utility, Utility Interactive, Energy Storage System NV14 and NV24

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

On April 14, 2023, California implemented Net Energy Metering 3 (NEM3) for subsequent new solar installations. NEM3 reduces the amount of NEM credit for each kilowatt (KW) of solar power sent to the utility from a rate of approximately $0.20 per KW to $0.09 per KW (each Utility varies). NEM3 effectively increases the average solar Return of Investment (ROI) from 5-6 years to 10-12 years (each Utility varies). Effectively, the Company believes that solar installation in California currently makes little financial sense without also including a battery system. Installing NeoVolta nets a ROI of 4-6 years. We estimate that NEM3 reduced our sales from the enactment date in December 2022 continuing through our last fiscal quarter, as solar installers worked off their permitted NEM2 installs. We expect our sales to gradually increase going forward.

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

We run multiple quality checks throughout the process and have systems to track components and end-units from Asia to San Diego to the end-user’s location. We record all component serial numbers, all torque settings, and annotate all required item numbers and functionality prior to packaging.

Assembly Inventory Purchase

In April 2023, we closed the bulk purchase of raw materials inventory from our contract manufacturer by making a cash payment to that company in the net amount of $1.3 million, after considering credits for prepayments and other items of approximately $0.1 million. This transaction was completed pursuant to an amendment of our Master Supply Agreement with our contract manufacturer. In addition to the purchase of the raw materials inventory from our contract manufacturer, this amendment provided for the eventual assumption by us of full responsibility from our contract manufacturer for the manufacturing of our proprietary Energy Storage Systems (“ESS”) units. Pursuant to the amendment, we assumed such responsibility for the manufacturing process surrounding our ESS units from our contract manufacturer on June 1, 2023. In conjunction with assuming this responsibility, we hired the employees of our contract manufacturer who previously performed contract manufacturing services for us. We plan to hire up to three additional “assemblers” in the future. All of our manufacturing certifications are listed under NeoVolta. This amended agreement had no effect on our present Sublease Agreement with our contract manufacturer, pertaining to our existing manufacturing location in Poway, CA (see “Item 2 – Properties”).

Employees

As of June 30, 2024, we have 10 full-time employees. Our CEO, who joined the Company in April 2024, manages all Company strategy, sales and R&D, our CFO manages all finance and administration. Our manufacturing operations are performed by the new employees that we have hired from our former contract operator, as noted above. The balance of the staff manages supply chain, technical support and marketing/sales support. We also contract for hire with four outside consultants and contractors on an ongoing basis. Also, we enter into specific contracts for non-recurring R&D projects, as needed.

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

We have incurred significant net losses since our inception. For the years ended June 30, 2024 and 2023, we have incurred net losses of $2.3 million and $2.6 million, respectively. As of June 30, 2024, we had an accumulated deficit of $20.7 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact our financial condition and significantly reduce the value of our common stock.

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

We are currently selling two primary products and if these products that we sell or install fail to perform as expected, our reputation could be harmed and our ability to develop, market and sell our products and services could be harmed.

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

Due to our limited operating history, we depend on a relatively small number of wholesale dealers and installers, primarily in California, for our revenue. In the year ended June 30, 2024, two such dealers represented approximately 20% and 14% of the Company’s revenues whereas in the year ended June 30, 2023, three such dealers represented approximately 25%, 15% and 13% of the Company’s revenues. As of June 30, 2024, three such dealers represented approximately 22%, 18% and 14% of the Company’s accounts receivable. Our limited customer base and concentration could expose us to the risk of substantial losses if a single dominant customer stops purchasing, or significantly reduces orders for, our products. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and between Gaza and Israel. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from these conflicts or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflicts between Russia and Ukraine, beginning in in February 2022, and between Gaza and Israel, beginning in in October 2023. Although the length and impact of these ongoing military conflicts are highly unpredictable, they could lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situations in both of these areas and globally and assessing any potential impacts on our business.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military actions, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

On April 14, 2023, California implemented Net Energy Metering 3 (NEM3) for subsequent new solar installations. NEM3 reduces the amount of NEM credit for each kilowatt (KW) of solar power sent to the utility from a rate of approximately $0.20 per KW to $0.09 per KW (each Utility varies). NEM3 effectively increases the average solar Return of Investment (ROI) from 5-6 years to 10-12 years (each Utility varies). Effectively, the Company believes that solar installation in California currently makes little financial sense without also including a battery system. Typically, installing NeoVolta nets a ROI of 4-6 years. We estimate that NEM3 reduced our sales from the enactment date in December 2022 continuing through our last fiscal quarter, as solar installers worked off their permitted NEM2 installs. We expect our sales to gradually increase going forward.

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

We are heavily reliant on the services of both Ardes Johnson, our Chief Executive Officer, and Brent Willson, our former CEO and current chief technology officer, and the departure or loss of either officer could disrupt our business.

We depend heavily on the continued efforts of Ardes Johnson, our Chief Executive Officer, who joined the Company in April 2024, and Brent Willson, our former CEO and current chief technology officer, who are essential to our strategic vision and day-to-day operations and would be difficult to replace. The departure or loss of either Mr. Johnson or Mr. Willson, or the inability to timely hire and retain qualified replacements, could negatively impact our ability to manage our business.

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

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Risks Related to Our Securities

Our executive officers and directors will exercise significant control over us for the foreseeable future, which will limit our shareholders ability to influence corporate matters and could delay or prevent a change in corporate control.

Our executive officers and directors currently hold or have the right to acquire, in the aggregate, up to approximately 18.1 % of our outstanding common stock. As a result, these stockholders will be able to influence our management and affairs and heavily influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Due to our small size, we have not established formal policies and procedures for assessing, identifying, and managing material risk from cybersecurity threats. However, we monitor cybersecurity threats internally, including any potential unauthorized occurrence on or conducted through our information systems that we use through third party providers.

As of June 30, 2024, and through the date of the filing of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our three executive officers are responsible for the day-to-day management of the material risks we face and are responsible for reporting to our board of directors any cybersecurity incidents. Although at present, our executive officers have no direct experience or training in cybersecurity matters, they have experience as officers of other companies similar to our company that may have similar cybersecurity issues. Due to our small size, our board of directors has not designated any Board committee or any other subset of Board members to provide oversight of our cybersecurity program as part of a periodic review of our overall risk management program.

ITEM 2. PROPERTIES

Commencing January 2021, we moved into a new dedicated headquarters and manufacturing facility in Poway, California, just north of San Diego. This state-of-the-art, energy-efficient facility has ample square footage, shipping and receiving space, and office spaces to support the company’s growth by providing double the production capability and increases shipping efficiency from that of our previous facility. The facility was secured under a sublease agreement with our former contract manufacturer. Under the terms of the sublease agreement, we were required to make rental payments of approximately $11,000 per month during the initial one-year term and any subsequent renewals of the agreement. The sublease agreement is renewable upon mutual agreement of both parties for up to four additional years at a modest increase in the monthly rent, however, we are under no obligation to renew it.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Warrants are listed on the NASDAQ Capital Market (“Nasdaq”) under the symbols “NEOV” and “NEOVW,” respectively.

Holders

As of September 27, 2024, there were approximately 30 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities

In the three months ended June 30, 2024, we issued no new shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended June 30, 2024.

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

Overview

We are a designer, manufacturer, and seller of high-end Energy Storage Systems (or ESS), primarily our NeoVolta NV14, NV 24 and, to a lesser extent, our NV14-K, which can store and use energy via batteries and an inverter at residential or commercial sites. We were founded to identify new ways to leverage emerging technologies with the dynamic changes that are taking place in the energy delivery space. We primarily market and sell our products directly to our certified solar installers and solar equipment distributors. We are also pursuing agreements with residential developers, commercial developers, and other commercial opportunities. Because we are purely dedicated to energy solar systems, virtually all of our current resources and efforts go into further developing our flagship NV14 and NV 24 products, while focusing on specific industry needs for our next generation of products. We believe we are unique in the marketplace due to our low cost, our innovative battery chemistry, our product versatility and our commitment to installer service. Because of these factors, we believe NeoVolta is uniquely equipped to establish itself as a major player in the energy storage market.

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

Results of Operations

Comparison of the Years Ended June 30, 2024 and 2023

Revenues - Revenues from contracts with customers for the year ended June 30, 2024 were $2,645,072 compared to $3,455,813 for the year ended June 30, 2023. Such decrease was primarily due to various macroeconomic and regulatory factors including the negative impact of new utility regulations in the State of California that we believe has caused an extended economic disincentive for residential utility customers to acquire our energy storage systems since the December 2022 enactment date and continuing through the year ended June 30, 2024.

Cost of Goods Sold - Cost of goods sold for the year ended June 30, 2024 were $2,134,725 compared to $2,767,818 for the year ended June 30, 2023. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 19% and 20%, respectively, with such decrease largely being due to a partial reserve for obsolescence on component parts of our NV-14K’s of $90,000 in the year ended June 30, 2024, which was offset in part by efficiencies that we have realized from taking over responsibility for manufacturing of our products from a contract operator since last year.

General and Administrative Expense - General and administrative expenses for the year ended June 30, 2024 were $2,828,147 compared to $3,293,758 for the year ended June 30, 2023. Such decrease was primarily due to the reduction in the expense recorded for the fair value of incentive shares of common stock earned by our executive officers under their current employment contracts.

Research and Development Expense - Research and development expenses for the year ended June 30, 2024 were $19,154 compared to $29,936 for the year ended June 30, 2023. Such fluctuation was due to a modest decrease in the level of our product development efforts.

Other Income and Expense - Interest income for the year ended June 30, 2024 was $33,644 compared to zero for the year ended June 30, 2023. This increase was due to rising money market rates which have enabled the Company to earn interest on its investable cash in the year ended June 30, 2024. Interest expense for the year ended June 30, 2024 was zero compared to $4,134 for the year ended June 30, 2023, reflecting the conversion of our 2018 and 2021 convertible notes in conjunction with the closing of our public equity offering in August 2022.

Net Loss - Net loss for the year ended June 30, 2024 was $2,303,310 compared to $2,639,833 for the year ended June 30, 2023, representing the aggregate of the various revenue and expense categories indicated above. We have not recognized any income tax benefit for these net losses due to the uncertainty of our ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the year ended June 30, 2024 was $1,016,362, compared to $2,108,001 in the year ended June 30, 2023, reflecting a significant decrease in net working capital requirements in the current fiscal year period.

Financing activities. Net cash provided by financing activities in the year ended June 30, 2024 was zero compared to $3,780,405 in the year ended June 30, 2023. As further discussed below, our net cash provided by financing activities in the year ended June 30, 2023 was entirely attributable to the successful completion of an underwritten public offering of our equity securities in early August 2022.

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

As of June 30, 2024, we had a cash balance of approximately $1.0 million and net working capital of approximately $4.6 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that we will have sufficient cash to operate for at least the next 12 months.

Assembly Inventory Purchase

In April 2023, we closed the bulk purchase of raw materials inventory from our contract manufacturer by making a cash payment to that company in the net amount of approximately $1.3 million. This transaction was completed pursuant to an amendment of our Master Supply Agreement with our contract manufacturer. In addition to the purchase of the raw materials inventory from our contract manufacturer, this amendment provided for the eventual assumption by us of full responsibility from our contract manufacturer for the manufacturing of our proprietary Energy Storage Systems (“ESS”) units. Pursuant to the amendment, we assumed such responsibility for the manufacturing process surrounding our ESS units from our contract manufacturer on June 1, 2023. In conjunction with assuming this responsibility, we hired the employees of our contract manufacturer who previously performed contract manufacturing services for us.

We plan to hire additional “assemblers” as necessary. All of our manufacturing certifications are listed under NeoVolta. The amended agreement in April 2023 had no effect on our present Sublease Agreement with our contract manufacturer, pertaining to our existing manufacturing location in Poway, CA (see “Item 2 – Properties”).

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

See “Note 1. Business and Summary of Significant Accounting Policies” of the notes to our financial statements for the fiscal year ended June 30, 2024, set forth below under, “Index to Financial Statements”, for a further description of our critical accounting policies and estimates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NeoVolta Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NeoVolta, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeoVolta, Inc. (the “Company”) as of June 30, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

September 27, 2024

NEOVOLTA INC.

Balance Sheets

	June 30,	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$986,427	$2,002,789
Accounts receivable, net	1,805,980	1,826,385
Inventory, net	1,787,308	2,580,571
Prepaid insurance and other current assets	76,815	96,119
Total current assets	4,656,530	6,505,864

Total assets	$4,656,530	$6,505,864

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,316	$–
Accrued liabilities	55,784	39,491
Total current liabilities	61,100	39,491

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,236,091 shares and 33,155,127 shares issued and outstanding, respectively	33,236	33,155
Additional paid-in capital	25,304,732	24,872,446
Accumulated deficit	(20,742,538)	(18,439,228)
Total stockholders' equity	4,595,430	6,466,373

Total liabilities and stockholders' equity	$4,656,530	$6,505,864

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Operations

	Year Ended June 30,
	2024	2023

Revenues from contracts with customers	$2,645,072	$3,455,813
Cost of goods sold	2,134,725	2,767,818
Gross profit	510,347	687,995

Operating expenses:
General and administrative	2,828,147	3,293,758
Research and development	19,154	29,936
Total operating expenses	2,847,301	3,323,694

Loss from operations	(2,336,954)	(2,635,699)

Other income (expense):
Interest income	33,644	–
Interest expense	–	(4,134)
Total other income (expense)	33,644	(4,134)

Net loss	$(2,303,310)	$(2,639,833)

Weighted average shares outstanding - basic and diluted	33,213,306	32,025,620

Net loss per share - basic and diluted	$(0.07)	$(0.08)

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Stockholders' Equity

Years Ended June 30, 2024 and 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2022	21,977,251	$21,978	$18,394,641	$(15,799,395)	$2,617,224

Issuance of common stock in underwritten public offering	1,121,250	1,121	3,779,284	–	3,780,405

Issuance of common stock for conversion of debt and accrued interest	9,671,867	9,672	1,169,614	–	1,179,286

Stock compensation expense	384,759	384	1,528,907	–	1,529,291

Net loss	–	–	–	(2,639,833)	(2,639,833)

Balance at June 30, 2023	33,155,127	33,155	24,872,446	(18,439,228)	6,466,373

Stock compensation expense	80,964	81	432,286	–	432,367

Net loss	–	–	–	(2,303,310)	(2,303,310)

Balance at June 30, 2024	33,236,091	$33,236	$25,304,732	$(20,742,538)	$4,595,430

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Cash Flows

	Year Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,303,310)	$(2,639,833)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	432,367	1,529,291
Provision for expected credit losses/bad debt expense	540,000	490,000
Reserve for obsolete inventory	90,000	–
Changes in current assets and liabilities
Accounts receivable	(519,595)	(998,647)
Inventory	703,263	(342,363)
Prepaid expenses and other current assets	19,304	142,882
Accounts payable	5,316	(205,600)
Accrued expenses	16,293	(83,731)
Net cash flows used in operating activities	(1,016,362)	(2,108,001)

Cash flows from financing activities:
Underwritten public offering of common stock	–	3,780,405
Net cash flows from financing activities	–	3,780,405

Net increase (decrease) in cash and cash equivalents	(1,016,362)	1,672,404

Cash and cash equivalents at beginning of period	2,002,789	330,385

Cash and cash equivalents at end of period	$986,427	$2,002,789

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	–	–

Supplemental non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$–	$1,179,286

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Notes to Financial Statements

June 30, 2024

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

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents.  Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. At June 30, 2024, the Company maintained all of its accounts at one bank and the combined balances of all accounts at this bank was in excess of the FDIC insurance limit by $736,427.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Additionally, we closed a bulk purchase of raw materials consisting of assembly parts from our former contract manufacturer in April 2023, for a gross amount of $1.4 million. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The following table presents the components of inventory (net of reserve for obsolescence on assembly parts of $90,000 and zero, respectively) as of June 30, 2024 and 2023:

	June 30,
	2024	2023

Raw materials, consisting of assembly parts, batteries and inverters	$1,076,479	$2,353,055
Work-in-process	89,386	–
Finished goods	621,443	227,516

Total	$1,787,308	$2,580,571

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, primarily in California. In the year ended June 30, 2024, two such dealers represented approximately 20% and 14% of the Company’s revenues, however, no other dealers accounted for more than 10% of the revenues in such period. Those same two dealers plus one other one represented an aggregate of approximately 22%, 18% and 14% of the Company’s gross accounts receivable as of June 30, 2024, however, no other dealers accounted for more than 10% of the accounts receivable as of June 30, 2024. In the year ended June 30, 2023, three such dealers represented approximately 25%, 15% and 13% of the Company’s revenues. Under its present contracts with customers, the Company’s sole performance obligation is the delivery of products to the customer. Since all of the Company’s revenue is currently generated from the sales of similar products delivered to customers in domestic locations, no further disaggregation of revenue information for the years ended June 30, 2024 and 2023 is provided.

Allowance for Expected Credit Losses – The Company recognizes an allowance for expected credit losses whenever a loss is expected to be incurred in the realization of a customer’s account. As of June 30, 2024 and 2023, our allowance for expected credit losses was $1,030,000 and $490,000, respectively.

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

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2024, the Company had total outstanding common stock equivalents of 2,577,931 shares as follows: (i) 1,348,181 shares related to restricted stock units granted to an officer and another employee in April 2024; (ii) 1,121,250 shares related to warrants issued to investors in the public offering completed in August 2022; (iii) 58,500 shares related to warrants issued to the underwriters in that same offering; and (iv) 50,000 shares related to restricted stock units granted to an officer in March 2022 (see Note 2).

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

At June 30, 2024 and 2023, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued and prospective standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements, including the newly effective accounting standard pertaining to “current expected credit losses,” and does not believe the adoption of such pronouncements will have a material impact on its financial statements. Effective July 1, 2023, the Company adopted the provisions of ASC 326 (Financial Instruments – Credit Losses) pertaining to “current expected credit losses,” which had no material impact on the Company’s financial statements.

Liquidity – These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern has been dependent upon our ability to obtain necessary debt and equity financing to continue operations and the attainment of profitable operations. The Company has a history of recurring losses from operations and negative cash flows from operations which has raised substantial doubt as to the Company’s ability to continue as a going concern.

Despite our history of recurring operating losses and negative cash flows, we believe that based on our current business plan, which includes increased generation of revenues and raising funds through debt financing, the above referenced substantial doubt has been alleviated. As disclosed in Note 6, we recently entered into an agreement with a financing entity whereby we have obtained a line of credit for borrowings of up to $5,000,000, in order to meet any near-term borrowing needs. As a result, we believe that we will have sufficient financial resources available to us in order to operate our business for at least the next 12 months from the date these financial statements are issued.

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

Warrants – The Warrants for a total of 1,179,750 shares of common stock issued to investors and the underwriters are exercisable at any time after their original issuance and at any time up to the date that is five years after their original issuance, or August 1, 2027. The Warrants may be exercised upon payment of the exercise price in cash on or prior to the expiration date. Under the terms of the Warrant Agreement, we must use our best efforts to maintain the effectiveness of the registration statement and current prospectus relating to common stock issuable upon exercise of the Warrants until the expiration of the Warrants. If we fail to maintain the effectiveness of the registration statement and current prospectus relating to the common stock issuable upon exercise of the Warrants, the holders of the Warrants shall have the right to exercise the Warrants solely via a cashless exercise feature provided for in the Warrants, until such time as there is an effective registration statement and current prospectus. In June 2024, the Company filed an updated registration statement applicable to the exercise of the Warrants.

The following table presents activity with respect to the Company’s warrants for the years ended June 30, 2024 and 2023:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at July 1, 2022	–	$–		$–
Warrants issued to Public Investors	1,121,250	4.00
Warrants issued to Underwriters	58,500	4.40
Outstanding at June 30, 2023	1,179,750	4.02	4.1	–
Warrants issued	–	–
Warrants exercised/forfeited	–	–
Outstanding at June 30, 2024	1,179,750	$4.02	3.1	$–

Exercisable at June 30, 2024	1,179,750	$4.02	3.1	$–

These warrants were issued in conjunction with an underwritten public equity offering, therefore, there was no employee or non-employee compensation expense recognized.

Stock Compensation Expense – In April 2024, we entered into an employment agreement with a new Chief Executive Officer (“CEO”), providing for an initial term extending through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew it. Pursuant to the agreement, our new CEO received an initial equity grant equal to 1,280,000 restricted stock units (“RSU’s”), with a grant date value of $2,854,000, which will vest over a four-year period, subject to his continued employment with the Company, and will be entitled to earn additional RSU’s on each anniversary in the form of three annual performance-based equity grants, beginning in the year ending June 30, 2025, with a target value of up to $660,000 each.

In February 2022, we entered into a new employment agreement with our then CEO, effective April 1, 2022. As noted above, we engaged a new CEO effective April 29, 2024, replacing our former CEO who remains as Chairman of the Board and chief technology officer. Pursuant to the agreement, we issued our former CEO an RSU award for up to 150,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 50,000 shares; and (ii) Milestone 2 - Produce 2,000 ESSs in 2022 and continue his employment with our company until January 1, 2023: 100,000 shares. As of December 31, 2023, Milestone 1 had been achieved, however, Milestone 2 had not been achieved and was no longer achievable. The underlying 50,000 shares of common stock earned under Milestone 1 were issued to our former CEO as of January 1, 2023.

In February 2022, we entered into a new employment agreement with our Chief Financial Officer (“CFO”), effective March 1, 2022. Pursuant to the agreement, we issued our CFO an RSU award for up to 300,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 250,000 shares; and (ii) Milestone 2 - successfully complete and file the Company’s Form 10-K for the year ended June 30, 2023 no later than September 29, 2023 and continue his employment with our company until January 1, 2024: 50,000 shares. Milestone 1 was achieved as of January 1, 2023, and the underlying 250,000 shares of common stock earned under Milestone 1 were issued to our CFO as of that date. Milestone 2 was achieved as of January 1, 2024, and the underlying 50,000 shares of common stock earned under Milestone 2 are expected to be issued to our CFO at a later date.

Based upon our assessment of the probability of our three executive officers noted above, plus a non-executive recipient of another RSU award issued in June 2024, ultimately achieving any applicable milestones specified under the RSU awards indicated above, we have calculated the grant date value of such awards and are amortizing it as stock compensation expense over the underlying performance periods. We have recognized stock compensation expense applicable to such RSU awards in the years ended June 30, 2024 and 2023 in the amounts of $214,992 and $1,241,563, respectively.

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 to be paid quarterly with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of June 30, 2024, we booked an annual accrual of $195,000 of compensation expense (of which $175,500 will be settled through the issuance of shares) for our three independent directors under this plan.

In the year ended June 30, 2024, we recognized total non-cash stock compensation expense of $432,367 as follows: (i) $214,992 for the amortized value of the RSUs granted to our three executive officers and a non-executive recipient, as previously described; (ii) $175,500 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $29,450 for the net amortized value of the shares granted to various advisors under their annual service contracts; and (iv) $12,425 for the fair value of incentive shares earned by a wholesale dealer as of December 31, 2023 (see Note 4). There was a total of 80,964 shares of common stock that were issued to our independent directors in the year ended June 30, 2024, which were previously expensed in the year ended June 30, 2023.

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

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Option Plan with an authorization for the issuance of up to 2,500,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors. As of June 30, 2024, we have made total awards of 1,893,779 shares under the Plan as follows: (i) 1,798,181 shares for the RSUs granted to our three executive officers and a non-executive recipient, as noted above; (ii) 54,964 shares for the initial services of our three independent directors in the year ended June 30, 2023, pursuant to the new compensation plan adopted in August 2022 for independent directors; and (iii) 40,634 shares granted to several wholesale dealers under an incentive sales program.

(3)	Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the federal statutory rate, compared to the Company’s income tax expense as reported, is as follows (rounded to nearest $00):

	Year Ended June 30,
	2024	2023

Income tax benefit computed at statutory rate	$279,400	$130,300
Change in valuation allowance	(279,400)	(130,300)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets at the currently enacted corporate income tax rate are as follows (rounded to nearest $00):

	June 30, 2024	June 30, 2023
Deferred income tax assets:
Net operating losses	$824,300	$544,900
Valuation allowance	(824,300)	(544,900)
Net deferred income tax assets	$–	$–

The Company has a cumulative tax operating loss carry forward as of June 30, 2024 of approximately $3,915,000, with an indefinite expiration period.

(4)	Commitments and Contingencies

Effective January 1, 2021, we secured new corporate and manufacturing office space under a sublease agreement with a company that served as our contract manufacturer at that time. Under the terms of the sublease agreement, we were required to make rental payments of $10,350 per month during the initial one-year term of the agreement. Further, under the terms of the sublease agreement, we were granted the right to renew the sublease for additional terms of 12 months each upon mutual agreement of both parties, provided thirty days’ notice is given for each subsequent term, at a modest increase in the monthly rent, through February 28, 2025. However, we were under no obligation to renew it. At inception of the sublease, management determined that exercise of the renewal option was not reasonably certain and, notwithstanding that the Company elected to renew the agreement for additional one year periods as of January 1, 2022, 2023 and 2024, continues to believe that is the case. Accordingly, we have accounted for it as a short-term lease under ASC 842, Leases. Under an amendment to our supply agreement with our former contract manufacturer in April 2023, we took over direct responsibility for the manufacturing process surrounding our ESS units on June 1, 2023, however, that amendment had no effect on the sublease agreement with our former contract manufacturer (see Note 5).

As indicated in Note 1, the Company sells its proprietary ESS units through wholesale dealers, primarily in California. In that regard, the Company has entered into agreements with several wholesale dealers operating in California and other states under which the Company has incentivized the dealers to achieve quarterly sales above targeted levels by agreeing to grant them shares of the Company’s common stock for exceeding such quarterly sales targets, subject to defined maximums, as determined annually on a calendar year basis.

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

(5)	Related Party Transactions

In conjunction with our underwritten public offering completed in August 2022, we appointed the former owner of our contract manufacturer to become a director of the Company. At the time of his appointment, the former owner of our contract manufacturer still had significant related party influence over its operations in his capacity with the contract manufacturer’s new parent company. However, we amended our agreement with our contract manufacturer, effective April 1, 2023, resulting in our taking over direct responsibility for our manufacturing operations from that company, thus eliminating the related party relationship. Prior to the termination of such relationship, we made contractual payments to that company to assemble our energy storage systems during the period from July 1, 2022 to March 31, 2023 in the total amount of $669,424. Additionally, we made contractual payments to that company for rental of our office space during the period from July 1, 2022 to March 31, 2023 in the total amount of $95,250 (see Note 4).

(6)	Subsequent Events

In July 2024, we issued a total of 9,776 shares of our common stock, consisting of 7,776 shares issued to a wholesale dealer under our incentive sales program and 2,000 shares issued to a non-employee adviser.

In September 2024, we entered into an agreement with a newly formed financing entity whereby we obtained a line of credit for borrowings of up to $5,000,000. Under this agreement, we will be required to make monthly payments to the lender of accrued interest, at the rate of 16% per annum, on any outstanding borrowings that we make, with the principal and any unpaid accrued interest being due at maturity in September 2026. In order to secure such borrowings, we have granted a security interest in all of our assets to the lender. As a condition of receiving this line of credit from the lender, we have agreed not to issue any securities pursuant to the Company’s Form S-3 (file number 333-280400), without the lender’s consent, so long as any borrowings remain outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024, the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2024, largely due to our relatively small number of employees rendering a full segregation of various disclosure control duties impractical.

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

.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were not effective as of June 30, 2024 largely due to our relatively small number of employees rendering a full segregation of various accounting control and financial reporting duties, which includes multiple levels of review, impractical.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” or a “non-accelerated filer.”

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

To our knowledge, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

Our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.neovolta.com) under “Governance” within the “Investors” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code by posting such information on the website address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at June 30, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,500,000	$5.99	606,221
Equity compensation plans not approved by security holders (2)	58,500	$4.40	58,500

(1)	Represents shares of common stock issuable upon exercise of outstanding restricted stock units under our 2019 Stock Plan.

(2)	Consists of warrants issued to underwriters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

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

3.	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
4.1	Form of Common Stock Purchase Warrant issued in July 2022 offering (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (file no. 333-264275)).
4.2	Form of Warrant Agent Agreement dated July 27, 2022 (incorporated by reference to exhibit 4.4 of the Company’s Form S-1 (file no. 333-264275)).
4.3	Form of Underwriter’s Warrant issued in July 2022 offering (incorporated by reference to exhibit 4.5 of the Company’s Form S-1 (file no. 333-264275)).
4.4	Description of the Company’s Securities (incorporated by reference to exhibit 4.6 to the Company’s Form 10-K filed September 27, 2022).
10.1	NeoVolta, Inc. 2019 Stock Plan (incorporated by reference to exhibit 6.4 of the Company’s Form 1-A (file no. 024-10942))
10.2+	Employment Agreement between NeoVolta, Inc. and Brent Willson dated February 23, 2022 (incorporated by reference to exhibit 6.5 of the Company’s Form 1-SA for the fiscal semi-annual period ended December 31, 2021, filed on March 28, 2022)
10.3+	Employment Agreement between NeoVolta, Inc. and Steve Bond dated February 23, 2022 (incorporated by reference to exhibit 6.6 of the Company’s Form 1-SA for the fiscal semi-annual period ended December 31, 2021, filed on March 28, 2022)
10.4**++	Distribution Agreement, dated as of October 7, 2019, between NeoVolta, Inc. and PMP Energy, LLC (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (file no. 333-264275)).
10.5**++	Exclusive Supply Agreement, effective as of August 30, 2021, by and between NeoVolta, Inc. and NingBo Deye Inverter Technology Co, Ltd. (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (file no. 333-264275)).

10.6**	Consent to Sublease dated August 16, 2021 between NeoVolta, Inc. and ConnectPV, Inc. (incorporated by reference to exhibit 10.9 of the Company’s Form S-1 (file no. 333-264275)).
10.7+	Independent Director Agreement, dated April 11, 2022, by and between NeoVolta, Inc. and Susan Snow (incorporated by reference to exhibit 10.10 of the Company’s Form S-1 (file no. 333-264275)).
10.8+	Independent Director Agreement, dated April 7, 2022, by and between NeoVolta, Inc. and John Hass (incorporated by reference to exhibit 10.11 of the Company’s Form S-1 (file no. 333-264275))..
10.9+	Independent Director Agreement, dated July 1, 2022, by and between NeoVolta, Inc. and James Amos (incorporated by reference to exhibit 10.12 to the Company’s Form 10-K filed September 27, 2022).
10.10+	Form of Amendment to Independent Director Agreement, dated November 4, 2022, by and between NeoVolta, Inc. and each of James Amos, John Hass and Susan Snow (incorporated by reference to exhibit 10.13 to the Company’s Form 10-Q filed November 10, 2022)
10.11+	Employment Agreement between NeoVolta, Inc. and Ardes Johnson dated April 19, 2024 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed April 24, 2024)
10.12+	Amendment to Employment Agreement between NeoVolta, Inc. and Brent Willson dated April 22, 2022 (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed April 24, 2024)
10.13	Line of Credit Agreement between NeoVolta, Inc. and National Energy Modelers, Inc., dated September 3, 2024 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 4, 2024)
19.1*	Insider Trading Policy
23.1*	Consent of MaloneBailey, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	NeoVolta, Inc. Restatement Recoupment Policy
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NEOVOLTA, INC.

By:	/s/ Ardes Johnson
Ardes Johnson
Chief Executive Officer (Principal Executive Officer)

Date: September 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Willson	Chairman, Chief Technology Officer, and	September 27, 2024
Brent Willson.	Director

/s/ Ardes Johnson___________________	Chief Executive Officer	September 27, 2024
Ardes Johnson.	(Principal Executive Officer)

/s/ Steve Bond	Chief Financial Officer and Director	September 27, 2024
Steve Bond.	(Principal Financial & Accounting Officer)

/s/ James Amos	Director	September 27, 2024
James Amos

/s/ Susan Snow	Director	September 27, 2024
Susan Snow

/s/ John Hass	Director	September 27, 2024
John Hass

