Form 10-Q
period 2024-09-30
NeoVolta Inc.
filed 2024-11-08
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of November 8, 2024, was 33,361,711 shares.

NEOVOLTA, INC.

FORM 10-Q

SEPTEMBER 30, 2024

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

All forward-looking statements speak only at the date of the filing of this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on September 27, 2024. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEOVOLTA, INC.

Balance Sheets

(Unaudited)

	September 30,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$393,396	$986,427
Accounts receivable, net	1,950,684	1,805,980
Inventory, net	1,767,624	1,787,308
Prepaid insurance and other current assets	38,406	76,815
Total current assets	4,150,110	4,656,530

Total assets	$4,150,110	$4,656,530

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$216,333	$5,316
Accrued liabilities	37,442	55,784
Total current liabilities	253,775	61,100

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,245,867 and 33,236,091 shares, respectively, issued and outstanding	33,246	33,236
Additional paid-in capital	25,570,121	25,304,732
Accumulated deficit	(21,707,032)	(20,742,538)
Total stockholders' equity	3,896,335	4,595,430

Total liabilities and stockholders' equity	$4,150,110	$4,656,530

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023

Revenues from contracts with customers	$590,236	$764,130
Cost of goods sold	497,389	642,958
Gross profit	92,847	121,172

Operating expenses:
General and administrative	1,050,119	555,160
Research and development	8,617	–
Total operating expenses	1,058,736	555,160

Loss from operations	(965,889)	(433,988)

Other income:
Interest income	1,395	5,273
Total other income	1,395	5,273

Net loss	$(964,494)	$(428,715)

Weighted average shares outstanding - basic and diluted	33,244,061	33,155,127

Net loss per share - basic and diluted	$(0.03)	$(0.01)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Stockholders' Equity

Three Months Ended September 30, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2024	33,236,091	$33,236	$25,304,732	$(20,742,538)	$4,595,430

Stock compensation expense	9,776	10	265,389	–	265,399

Net loss	–	–	–	(964,494)	(964,494)

Balance at September 30, 2024	33,245,867	$33,246	$25,570,121	$(21,707,032)	$3,896,335

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2023	33,155,127	$33,155	$24,872,446	$(18,439,228)	$6,466,373

Stock compensation expense	–	–	84,717	–	84,717

Net loss	–	–	–	(428,715)	(428,715)

Balance at September 30, 2023	33,155,127	$33,155	$24,957,163	$(18,867,943)	$6,122,375

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(964,494)	$(428,715)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	265,399	84,717
Provision for expected credit losses/bad debt expense	85,250	110,000
Changes in current assets and liabilities
Accounts receivable	(229,954)	(359,129)
Inventory	19,684	353,349
Prepaid insurance and other current assets	38,409	50,803
Accounts payable	211,017	–
Accrued expenses	(18,342)	9,886
Net cash flows used in operating activities	(593,031)	(179,089)

Net decrease in cash and cash equivalents	(593,031)	(179,089)

Cash and cash equivalents at beginning of period	986,427	2,002,789

Cash and cash equivalents at end of period	$393,396	$1,823,700

Supplemental disclosures of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

Interim Financial Information – The Company has prepared the accompanying financial statements, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position as of September 30, 2024, the results of its operations for the three month periods ended September 30, 2024 and 2023, the changes in its stockholders’ equity for the three month periods ended September 30, 2024 and 2023, and cash flows for the three month periods ended September 30, 2024 and 2023. The balance sheet as of June 30, 2024 has been derived from the Company’s June 30, 2024 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on September 27, 2024.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents.  Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, per bank. At September 30, 2024, the Company maintained all of its accounts at one bank and the combined balances of all accounts at this bank was in excess of the FDIC insurance limit by $143,396.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Additionally, we made a bulk purchase of raw materials consisting of assembly parts from our former contract manufacturer in April 2023, for a gross amount of $1.4 million. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The following table presents the components of inventory (net of reserve for obsolescence on assembly parts of $90,000 as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

Raw materials, consisting of assembly parts, batteries and inverters	$1,339,559	$1,076,479
Work in progress	–	89,386
Finished goods	428,065	621,443

Total	$1,767,624	$1,787,308

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, primarily in California. Three such dealers represented approximately 37%, 26% and 13% of the Company’s revenues in the three months ended September 30, 2024, however, no other dealers accounted for more than 10% of the revenues in such period. Three other dealers represented an aggregate of approximately 82% of the Company’s accounts receivable as of September 30, 2024. Two such dealers represented approximately 47% and 19% of the Company’s revenues in the three months ended September 30, 2023. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the three months ended September 30, 2024 and 2023 is provided.

Allowance for Expected Credit Losses – The Company recognizes an allowance for expected credit losses whenever a loss is expected to be incurred in the realization of a customer’s account. As of September 30, 2024 and June 30, 2024, our allowance for expected credit losses was $1,020,000 and $1,030,000, respectively.

Stock Compensation Expense – Employee and non-employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2024, the Company had total outstanding common stock equivalents of 2,693,775 shares as follows: (i) 1,348,181 shares related to restricted stock units granted to an officer and another employee in April 2024; (ii) 1,121,250 shares related to warrants issued to investors in the public offering completed in August 2022; (iii) 58,500 shares related to warrants issued to the underwriters in that same offering; (iv) 50,000 shares related to restricted stock units granted to an officer in March 2022; and (v) 115,844 shares issuable to directors and other advisors (see Notes 3 and 5).

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

Liquidity – These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern has been dependent upon the ability of the Company to obtain necessary debt and equity financing to continue operations and the attainment of profitable operations.

As disclosed in Note 2, we recently entered into an agreement with a financing entity whereby we have obtained a line of credit for borrowings of up to $5,000,000, in order to meet any near-term borrowing needs. As a result, we believe that we will have sufficient financial resources available to us in order to operate our business for at least the next 12 months from the date these financial statements are issued.

(2)	Notes Payable

On September 3, 2024, we entered into an agreement with a newly formed financing entity whereby we obtained a line of credit for borrowings of up to $5,000,000. Under this agreement, we will be required to make monthly payments to the lender of accrued interest, at the rate of 16% per annum, on any outstanding borrowings that we make, with the principal and any unpaid accrued interest being due at maturity on September 3, 2026. In order to secure such borrowings, we have granted a security interest in all of our assets to the lender. As a condition of receiving this line of credit from the lender, we have agreed not to issue any securities pursuant to the Company’s Form S-3 (file number 333-280400), without the lender’s consent, so long as any borrowings remain outstanding. As of September 30, 2024, we had made no borrowings under this credit agreement (see Note 5).

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

The following table presents activity with respect to the Company’s warrants for the three months ended September 30, 2024:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2024	1,179,750	$4.02
Warrants issued	–	–
Warrants exercised/forfeited	–	–
Outstanding at September 30, 2024	1,179,750	$4.02	2.8	$–

Exercisable at September 30, 2024	1,179,750	$4.02	2.8	$–

These warrants were issued in conjunction with an underwritten public equity offering, therefore, there was no employee or non-employee compensation expense recognized.

Stock Compensation Expense – In April 2024, we entered into an employment agreement with a new Chief Executive Officer (“CEO”), providing for an initial term extending through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew it. Pursuant to the agreement, our new CEO received an initial equity grant equal to 1,280,000 restricted stock units (“RSU’s”), with a grant date value of $2,854,000, which will vest over a four-year period, subject to his continued employment with the Company, and will be entitled to earn additional RSU’s on each anniversary in the form of three annual performance-based equity grants, beginning in the year ending June 30, 2025, with a target value of up to $660,000 each. However, no such additional grants have been made as of September 30, 2024.

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

Based upon our assessment of the probability of our three executive officers noted above, plus a non-executive recipient of another RSU award issued in June 2024, ultimately achieving any applicable milestones specified under the RSU awards indicated above, we have calculated the grant date value of such awards and are amortizing it as stock compensation expense over the underlying performance periods. We have recognized stock compensation expense applicable to such RSU awards in the three months ended September 30, 2024 and 2023 in the amounts of $221,524 and $40,842, respectively

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of September 30, 2024, we booked an accrual of $48,750 of compensation expense (of which $43,875 will be settled through the issuance of shares) for our three independent directors under this plan.

In the three months ended September 30, 2024, we recognized total non-cash stock compensation expense of $265,399 as follows: (i) $221,524 for the amortized value of the RSUs granted to our chief executive officer, as previously described, plus a non-executive recipient of another RSU award granted in June 2024; and (ii) $43,875 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock. There were a total of 9,776 shares of our common stock that were issued to two grantees in the three months ended September 30, 2024, which were previously expensed in the year ended June 30, 2024.

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

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of September 30, 2024, we have made total awards of 1,992,623 shares under the Plan as follows: (i) 1,798,181 shares for the RSUs granted to our three executive officers and a non-executive recipient, as noted above; (ii) 153,808 shares for the initial services of our three independent directors in the year ended June 30, 2023, pursuant to the new compensation plan adopted in August 2022 for independent directors; and (iii) 40,634 shares granted to several wholesale dealers under an incentive sales program.

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

As indicated in Note 1, we sell our proprietary ESS units through wholesale dealers, primarily in California. In that regard, we have entered into agreements with several wholesale dealers operating in California and other states under which we have incentivized the dealers to achieve quarterly sales above targeted levels by agreeing to grant them shares of our common stock for exceeding such quarterly sales targets, determined as of the calendar year end, subject to defined maximums, as determined annually on a calendar year basis.

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

In October 2024, we issued a total of 115,844 shares of our common stock to certain Board members and various advisors, pursuant to annual contracts for their services. Included in this issuance were 98,844 shares attributable to our three independent directors and 17,000 shares attributable to various other advisors. We issued all of these shares to the recipients as consideration for their services rendered in the year ended June 30, 2024, and we have recognized the underlying expense for such services in the year ended June 30, 2024.

In October 2024, we also made a short-term loan in the amount of $250,000 to a new customer which has a government-backed contract to install a large number of our units in Puerto Rico over a two year period. The purpose of the loan was to provide short term working capital to the customer in conjunction with the startup of the contract in Puerto Rico. This loan was largely funded by making a partial draw down on our recently obtained line of credit (see Note 2). Interest on the loan will accrue at the rate of 3% per annum on the unpaid balance, beginning January 1, 2025, and will increase to a rate of 6% per annum on the unpaid balance, beginning July 1, 2025, and will be payable monthly, beginning February 1, 2025. The principal and any unpaid interest will be payable in one year from the date of the loan.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission on September 27, 2024 (the “Annual Report”).

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

On April 14, 2023, California implemented Net Energy Metering 3 (NEM3) for subsequent new solar installations. NEM3 reduces the amount of NEM credit for each kilowatt (KW) of solar power sent to the utility from a rate of approximately $0.20 per KW to $0.09 per KW (each Utility varies). NEM3 effectively increases the average solar Return of Investment (ROI) from 5-6 years to 10-12 years (each Utility varies). Effectively, the Company believes that solar installation in California currently makes little financial sense without also including a battery system. Installing NeoVolta nets a ROI of 4-6 years. NEM3 reduced our sales from December 2022 until very recently   as solar installers worked off their permitted NEM2 installs. We expect our sales to ultimately increase going forward.

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three month periods ended September 30, 2024 and 2023, as reported in our financial statements included in Item 1.

Revenues - Revenues from contracts with customers for the three months ended September 30, 2024 were $590,236 compared to $764,130 for the three months ended September 30, 2023. Such decrease was primarily due to the impact of various macroeconomic factors, such as relatively high interest rates, and regulatory factors, such as utility regulations in the State of California that we believe may have temporarily caused an economic disadvantage for residential utility customers to acquire our energy storage systems not only prior to the April 2023 effective date of those regulations, but also subsequently, as certain implications of them because better known in the marketplace.

Cost of Goods Sold - Cost of goods sold for the three months ended September 30, 2024 were $497,389 compared to $642,958 for the three months ended September 30, 2023. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 16% in both periods.

General and Administrative Expense - General and administrative expenses for the three months ended September 30, 2024 were $1,050,119 compared to $555,160 for the three months ended September 30, 2023. Such increase was mainly due to our engagement of a new chief executive officer, who was engaged at an annual salary of $350,000 and also received a 4 year amortizing equity award of $2,854,000, as well as several other employees since April 2024. The addition of these personnel resulted in a higher level of both cash compensation expense and other associated expenses, such as marketing and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the three months ended September 30, 2024 were $8,617 compared to zero for the three months ended September 30, 2023. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Other Income and Expense - Interest income for the three months ended September 30, 2024 was $1,395 compared to $5,273 for the three months ended September 30, 2023. This decrease was due to the Company’s lower level of investable cash in the three months ended September 30, 2024.

Net Loss - Net loss for the three months ended September 30, 2024 was $964,494 compared to $428,715 for the three months ended September 30, 2023, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the three months ended September 30, 2024 was $593,031 compared to $179,089 in the three months ended September 30, 2023. This increase was largely due to the current period increase in our comparative net loss, largely due to the decline in our gross profit and the increase in our other cash operating expenses. The fluctuations in our working capital components had only a de minimis impact on net operating cash flow on a comparative basis.

Financing activities. As indicated in Note 2, we entered into an agreement with a newly formed financing entity in September 2024 whereby we obtained a line of credit for borrowings of up to $5,000,000. Under this agreement, we will be required to make monthly payments to the lender of accrued interest, at the rate of 16% per annum, on any outstanding borrowings that we make, with the principal and any unpaid accrued interest being due at maturity in September 2026. In order to secure such borrowings, we have granted a security interest in all of our assets to the lender. As of September 30, 2024, we had made no borrowings under this credit agreement.

As of September 30, 2024, we had a cash balance of approximately $0.4 million and net working capital of approximately $3.9 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that, in conjunction with our recently obtained line of credit noted above, we will have sufficient cash to operate for at least the next 12 months.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. See “Note 1. Business and Summary of Significant Accounting Policies” of the Notes to Financial Statements set forth above and under “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on September 27, 2024, for a further description of our critical accounting policies and estimates.

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

As of September 30, 2024, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on September 27, 2024 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended June 30, 2024, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended September 30, 2024.

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

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
10.1	Line of Credit Agreement between NeoVolta, Inc. and National Energy Modelers, Inc., dated September 3, 2024 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 4, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOVOLTA, INC.

November 8, 2024	/s/ H. Ardes Johnson
H. Ardes Johnson
Chief Executive Officer
(Principal Executive Officer)

November 8, 2024	/s/ Steve Bond
Steve Bond
Chief Financial Officer
(Principal Financial/Accounting Officer)

