Form 10-Q
period 2024-12-31
NeoVolta Inc.
filed 2025-02-07
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2024

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ______________

Commission File Number: 001-41447

NeoVolta, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-5299263
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12195 Dearborn Place Poway, CA	92064
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (800) 364-5464

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NEOV	The NASDAQ Stock Market LLC
Warrants, each warrant exercisable for one share of common stock	NEOVW	The NASDAQ Stock Market LLC

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of February 7, 2025, was 33,417,123 shares.

NEOVOLTA, INC.

FORM 10-Q

DECEMBER 31, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEOVOLTA, INC.

Balance Sheets

(Unaudited)

	December 31,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$328,746	$986,427
Accounts receivable, net	1,656,114	1,805,980
Inventory, net	2,033,258	1,787,308
Prepaid insurance and other current assets	–	76,815
Total current assets	4,018,118	4,656,530

Total assets	$4,018,118	$4,656,530

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,465	$5,316
Accrued liabilities	46,116	55,784
Short-term notes payable	249,711	–
Total current liabilities	334,292	61,100

Payable to line of credit lender	383,538	–
Total liabilities	717,830	61,100

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,417,123 and 33,236,091 shares, respectively, issued and outstanding	33,417	33,236
Additional paid-in capital	25,945,040	25,304,732
Accumulated deficit	(22,678,169)	(20,742,538)
Total stockholders’ equity	3,300,288	4,595,430

Total liabilities and stockholders’ equity	$4,018,118	$4,656,530

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2024	2023

Revenues from contracts with customers	$1,071,581	$1,017,828
Cost of goods sold	747,670	811,955
Gross profit	323,911	205,873

Operating expenses:
General and administrative	1,228,517	774,698
Research and development	42,324	–
Total operating expenses	1,270,841	774,698

Loss from operations	(946,930)	(568,825)

Other income (expense):
Interest expense	(24,546)	–
Interest income	339	12,781
Total other income (expense)	(24,207)	12,781

Net loss	$(971,137)	$(556,044)

Weighted average shares outstanding - basic and diluted	33,301,150	33,226,411

Net loss per share - basic and diluted	$(0.03)	$(0.02)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Six Months Ended
	December 31,
	2024	2023

Revenues from contracts with customers	$1,661,817	$1,781,958
Cost of goods sold	1,245,059	1,454,913
Gross profit	416,758	327,045

Operating expenses:
General and administrative	2,278,636	1,329,858
Research and development	50,941	–
Total operating expenses	2,329,577	1,329,858

Loss from operations	(1,912,819)	(1,002,813)

Other income (expense):
Interest expense	(24,546)	–
Interest income	1,734	18,054
Total other income (expense)	(22,812)	18,054

Net loss	$(1,935,631)	$(984,759)

Weighted average shares outstanding - basic and diluted	33,300,247	33,190,769

Net loss per share - basic and diluted	$(0.06)	$(0.03)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Stockholders’ Equity

Three and Six Months Ended December 31, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2024	33,236,091	$33,236	$25,304,732	$(20,742,538)	$4,595,430

Stock compensation expense	9,776	10	265,389	–	265,399
Net loss	–	–	–	(964,494)	(964,494)

Balance at September 30, 2024	33,245,867	33,246	25,570,121	(21,707,032)	3,896,335

Stock compensation expense	115,844	116	214,574	–	214,690
Exercise of common stock warrants	55,412	55	160,345	–	160,400
Net loss	–	–	–	(971,137)	(971,137)

Balance at December 31, 2024	33,417,123	$33,417	$25,945,040	$(22,678,169)	$3,300,288

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2023	33,155,127	$33,155	$24,872,446	$(18,439,228)	$6,466,373

Stock compensation expense	–	–	84,717	–	84,717
Net loss	–	–	–	(428,715)	(428,715)

Balance at September 30, 2023	33,155,127	33,155	24,957,163	(18,867,943)	6,122,375

Stock compensation expense	80,964	81	97,060	–	97,141
Net loss	–	–	–	(556,044)	(556,044)

Balance at December 31, 2023	33,236,091	$33,236	$25,054,223	$(19,423,987)	$5,663,472

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,935,631)	$(984,759)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	480,089	181,858
Provision for expected credit losses/bad debt expense	218,441	330,000
Changes in current assets and liabilities
Accounts receivable	(68,575)	(689,426)
Inventory	(245,950)	598,738
Prepaid insurance and other current assets	76,815	87,814
Accounts payable	33,149	–
Accrued expenses	(9,668)	(27,722)
Net cash flows used in operating activities	(1,451,330)	(503,497)

Cash flows from financing activities:
Borrowings under line of credit	500,000	–
Repayments of line of credit	(116,462)	–
Borrowings under short-term notes payable	389,732	–
Repayments of short-term notes payable	(140,021)	–
Proceeds from exercise of common stock warrants	160,400	–
Net cash flows provided by financing activities	793,649	–

Net decrease in cash and cash equivalents	(657,681)	(503,497)

Cash and cash equivalents at beginning of period	986,427	2,002,789

Cash and cash equivalents at end of period	$328,746	$1,499,292

Supplemental disclosures of cash flow information
Cash paid for interest	$9,306	$–
Cash paid for income taxes	–	–

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

Interim Financial Information – The Company has prepared the accompanying financial statements, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position as of December 31, 2024, the results of its operations for the three and six month periods ended December 31, 2024 and 2023, the changes in its stockholders’ equity for the three and six month periods ended December 31, 2024 and 2023, and cash flows for the six month periods ended December 31, 2024 and 2023. The balance sheet as of June 30, 2024 has been derived from the Company’s June 30, 2024 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on September 27, 2024.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, per bank. At December 31, 2024, the Company maintained all of its accounts at one bank and the combined balances of all accounts at this bank was in excess of the FDIC insurance limit by $78,746.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The following table presents the components of inventory (net of prior year reserve for obsolescence on assembly parts of $90,000) as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Raw materials, consisting of assembly parts, batteries and inverters	$1,615,565	$1,076,479
Work in progress	–	89,386
Finished goods	417,693	621,443

Total	$2,033,258	$1,787,308

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, primarily in California. Two such dealers represented approximately 37% and 34% of the Company’s revenues in the three months ended December 31, 2024, however, no other dealers accounted for more than 10% of the revenues in such period. Two such dealers represented approximately 35% and 33% of the Company’s revenues in the six months ended December 31, 2024. Four dealers represented approximately 31%, 25%, 23% and 21% of the Company’s accounts receivable as of December 31, 2024. Two dealers represented approximately 51% and 15% of the Company’s revenues in the three months ended December 31, 2023. Three dealers represented approximately 29%, 20% and 10% of the Company’s revenues in the six months ended December 31, 2023. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the three and six months ended December 31, 2024 and 2023 is provided.

Allowance for Expected Credit Losses – The Company recognizes an allowance for expected credit losses whenever a loss is expected to be incurred in the realization of a customer’s account. As of December 31, 2024 and June 30, 2024, our allowance for expected credit losses was $640,000 and $1,030,000, respectively.

Stock Compensation Expense – Employee and non-employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2024, the Company had total outstanding common stock equivalents of 2,547,512 shares as follows: (i) 1,416,362 shares related to restricted stock units granted to an officer and two other employees since April 2024; (ii) 1,081,150 shares related to warrants issued to investors in the public offering completed in August 2022; and (iii) 50,000 shares related to restricted stock units granted to an officer in March 2022 (see Note 3).

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

As disclosed in Note 2, we entered into an agreement with a financing entity in September 2024 whereby we have obtained a line of credit for borrowings of up to $5,000,000, in order to meet any near-term borrowing needs. As a result, we believe that we will have sufficient financial resources available to us in order to operate our business for at least the next 12 months from the date these financial statements are issued.

(2) Debt Financing Transactions

On September 3, 2024, we entered into an agreement with a newly formed financing entity whereby we obtained a line of credit for borrowings of up to $5,000,000. Under this agreement, we are obligated to make periodic payments to the lender of accrued interest, at the rate of 16% per annum, on any outstanding borrowings that we make, with the principal and any unpaid accrued interest being due at maturity on September 3, 2026. In order to secure such borrowings, we have granted a security interest in all of our assets to the lender. As a condition of receiving this line of credit from the lender, we have agreed not to issue any securities pursuant to the Company’s Form S-3 (file number 333-280400), without the lender’s consent, so long as any borrowings remain outstanding. As of December 31, 2024, we had made net borrowings under this credit agreement in the amount of $383,538, leaving an available balance of $4,616,462. Accrued interest as of December 31, 2024 was $13,595, of which none had been paid.

On October 4, 2024, we made an initial borrowing of $250,000 under this line of credit largely in order to fund a short-term loan in the same amount to a new customer which has a government-backed contract to install a large number of our units in Puerto Rico over a two year period. The purpose of the loan was to provide working capital to the customer in conjunction with the startup of the contract in Puerto Rico. The loan was structured to be non-interest bearing, if repaid prior to December 31, 2024. The loan was fully repaid in December 2024.

In the month of November 2024, we initiated short-term borrowings from a commercial lender under a loan agreement allowing for borrowings, secured by certain property interests, of up to $2,000,000. As of December 31, 2024, we had made borrowings from this lender to finance four shipments to the new customer in Puerto Rico in the total amount of $371,997. The lender charges a placement fee of 1% on each borrowing and assesses interest at the rate of 2.5% per month on the outstanding borrowings. Borrowings are to be repaid upon the earlier of: (i) 120 days from the borrowing date; or (ii) receipt of payment from the customer in Puerto Rico. In the event of default, interest is assessed at the default rate of 1% per 7 days. Through December 31, 2024, we had repaid one such borrowing, including accrued interest and fees, in the total amount of $140,021, leaving an outstanding balance as of that date, including accrued interest and fees of $17,735, in the total amount of $249,711.

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

The following table presents activity with respect to the Company’s warrants for the six months ended December 31, 2024:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2024	1,179,750	$4.02
Warrants issued	–	–
Warrants exercised/forfeited	(98,600)	(4.24)
Outstanding at December 31, 2024	1,081,150	$4.00	2.6	$1,308,192

Exercisable at December 31, 2024	1,081,150	$4.00	2.6	$1,308,192

These warrants were issued in conjunction with an underwritten public equity offering, therefore, there was no employee or non-employee compensation expense recognized. In November 2024, the underwriter elected to exercise all 58,500 Warrants at an exercise price of $4.40 per share, via a cashless exercise, as permitted under the warrant agreement, resulting in the issuance of 15,312 shares of our common stock. Additionally, the holders of publicly issued Warrants to purchase an aggregate of 40,100 shares of our common stock elected to exercise their Warrants by a cash payment of a total of $160,400 resulting in the issuance of the underlying shares of our common stock in December 2024.

Stock Compensation Expense – In April 2024, we entered into an employment agreement with a new Chief Executive Officer (“CEO”), providing for an initial term extending through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew it. Pursuant to the agreement, our new CEO received an initial equity grant equal to 1,280,000 restricted stock units (“RSU’s”), with a grant date value of $2,854,000, which will vest over a four-year period, subject to his continued employment with the Company, and will be entitled to earn additional RSU’s on each anniversary in the form of three annual performance-based equity grants, beginning in the year ending June 30, 2025, with a target value of up to $660,000 each. However, no such additional grants have been made as of December 31, 2024.

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

In February 2022, we entered into a new employment agreement with our Chief Financial Officer (“CFO”), effective March 1, 2022. Pursuant to the agreement, we issued our CFO an RSU award for up to 300,000 shares of our common stock upon achieving the following milestones (which achievements shall be determined by the Board): (i) Milestone 1 - Successfully complete an uplisting of our common stock in 2022 and continue his employment with our company until January 1, 2023: 250,000 shares; and (ii) Milestone 2 - successfully complete and file the Company’s Form 10-K for the year ended June 30, 2023 no later than September 29, 2023 and continue his employment with our company until January 1, 2024: 50,000 shares. Milestone 1 was achieved as of January 1, 2023, and the underlying 250,000 shares of common stock earned under Milestone 1 were issued to our CFO as of that date. Milestone 2 was achieved as of January 1, 2024, and the underlying 50,000 shares of common stock earned under Milestone 2 are expected to be issued to our CFO at a later date (see Note 5).

Based upon our assessment of the probability of our three executive officers noted above, plus the non-executive recipient of two other RSU award issued in June 2024 and October 2024, ultimately achieving any applicable milestones specified under the RSU awards indicated above, we have calculated the grant date value of such awards and are amortizing it as stock compensation expense over the underlying performance periods. We have recognized stock compensation expense applicable to such RSU awards in the six months ended December 31, 2024 and 2023 in the amounts of $392,339 and $81,683, respectively

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of December 31, 2024, we booked an accrual of $97,500 of compensation expense (of which $87,750 will be settled through the issuance of shares) for our three independent directors under this plan.

In the six months ended December 31, 2024, we recognized total non-cash stock compensation expense of $480,089 as follows: (i) $392,339 for the amortized value of the RSUs granted to our chief executive officer, as previously described, and two other non-executive recipients of RSU awards granted since June 2024; and (ii) $87,750 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock. There were a total of 125,620 shares of our common stock that were issued to various grantees in the six months ended December 31, 2024, which were previously expensed in the year ended June 30, 2024.

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

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. In December 2024, the Plan was amended to increase the number of shares of common stock authorized for issuance by 5,000,000 shares. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of December 31, 2024, we have made total awards of 2,060,804 shares under the Plan as follows: (i) 1,866,362 shares for the RSUs granted to our three executive officers and two non-executive recipients, as noted above; (ii) 153,808 shares for the initial services of our three independent directors in the years ended June 30, 2024 and 2023, pursuant to the new compensation plan adopted in August 2022 for independent directors; and (iii) 40,634 shares granted to several wholesale dealers under an incentive sales program.

(4) Commitments and Contingencies

Effective January 1, 2021, we secured new corporate and manufacturing office space under a sublease agreement with a company that served as our contract manufacturer at that time. Under the terms of the sublease agreement, we were required to make rental payments of $10,350 per month during the initial one-year term of the agreement. Further, under the terms of the sublease agreement, we were granted the right to renew the sublease for additional terms of 12 months each upon mutual agreement of both parties, provided thirty days’ notice is given for each subsequent term, at a modest increase in the monthly rent, through December 31, 2024, with no obligation to renew it. At inception of the sublease, management determined that exercise of the renewal option was not reasonably certain and, notwithstanding that the Company elected to renew the agreement for additional one year periods as of January 1, 2022, 2023 and 2024. Accordingly, we have accounted for it as a short-term lease under ASC 842, Leases. Effective December 31, 2024, the parties mutually agreed to a short-term extension of the sublease agreement, on essentially the same terms, through February 28, 2025. Prior to expiration of the extended sublease, the Company relocated its corporate and manufacturing office space to another facility in the same vicinity under a one year sublease agreement with the sublandlord, at a base rental of $15,532 per month.

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

(5) Subsequent Events

On February 4, 2025, the Company entered into an agreement with an accredited investor group under which the Company issued a total of 500,000 shares of its common stock to the investor group at an offering price of $2.00 per share resulting in gross proceeds to the Company in the amount of $1,000,000. The Company expects to use the proceeds of this private offering to meet working capital needs and for other general corporate purposes.

On February 4, 2025, Brent Willson retired as the Chairman of the Board of Directors and Ardes Johnson, the Company’s chief executive officer, was elected as a director and as the new Chairman of the Board of Directors.

Effective February 4, 2025, the Company’s Board of Directors and Compensation Committee approved an amended and restated employment agreement with the Company’s chief financial officer (“CFO”). The initial term of the employment agreement ends on December 31, 2027 and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. Pursuant to the agreement, we issued our CFO an award of 240,000 RSUs vesting in four annual installments.

In February 2025, the Company entered into a referral agreement with a marketing company to market the Company’s products to qualified solar and energy storage system installers. The term of the referral agreement ends on December 31, 2026. The agreement provides for the issuance of shares of the Company’s common stock in exchange for reaching specified target levels of product sales, up to a maximum total of 2,000,000 shares for reaching a total of 2,500 units sold and paid for.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As further discussed below under “Liquidity and Capital Resources,” we completed an underwritten public offering of our equity securities in the form of Units in August 2022. We sold a total of 1,121,250 Units in the offering at an offering price to the public of $4.00 per Unit. The gross proceeds of the offering were $4,485,000 and the net proceeds, after deduction of underwriting discounts and other offering costs, were approximately $3,780,000. We have used the proceeds of this public offering to increase our current production capacity, expand our product portfolio, enlarge our product marketing and sales efforts, and for other general corporate purposes.

On April 14, 2023, California implemented Net Energy Metering 3 (NEM3) for subsequent new solar installations. NEM3 reduces the amount of NEM credit for each kilowatt (KW) of solar power sent to the utility from a rate of approximately $0.20 per KW to $0.09 per KW (each Utility varies). NEM3 effectively increases the average solar Return of Investment (ROI) from 5-6 years to 10-12 years (each Utility varies). Effectively, the Company believes that solar installation in California currently makes little financial sense without also including a complimentary battery system such as ours. We believe that the anticipation of the passage of NEM3 in California, as well as the timing of its post-effective implementation, has had an erratic and temporary impact on the sales of our products in that state, beginning in December 2022.

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three-month and six-month periods ended December 31, 2024 and 2023, as reported in our financial statements included in Item 1.

Three months ended December 31, 2024 versus three months ended December 31, 2023

Revenues - Revenues from contracts with customers for the three months ended December 31, 2024 were $1,071,581 compared to $1,017,828 for the three months ended December 31, 2023. Such relatively modest increase in revenues was primarily due to the impact of opening various new sales channels since the engagement of our new chief executive officer in April 2024.

Cost of Goods Sold - Cost of goods sold for the three months ended December 31, 2024 were $747,670 compared to $811,955 for the three months ended December 31, 2023. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 30% and 20%, respectively, with the increase largely being due to the reversal in December 2024 of a prior year reserve for obsolescence on component parts of our NV-14Ks of $90,000.

General and Administrative Expense - General and administrative expenses for the three months ended December 31, 2024 were $1,228,517 compared to $774,698 for the three months ended December 31, 2023. Such increase was mainly due to our engagement of a new chief executive officer, who was engaged at an annual salary of $350,000 and also received a 4 year amortizing equity award of $2,854,000, as well as the hiring of several other employees since April 2024. The addition of these personnel resulted in a higher level of both cash compensation expense and other associated expenses, such as marketing and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the three months ended December 31, 2024 were $42,324 compared to zero for the three months ended December 31, 2023. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Other Income and Expense - Interest expense for the three months ended December 31, 2024 was $24,546 compared to zero for the three months ended December 31, 2023, reflecting interest attributable to borrowings made under our line of credit and borrowing arrangements obtained since June 30, 2024. Interest income for the three months ended December 31, 2024 was $339 compared to $12,781 for the three months ended December 31, 2023. This decrease was due to our lower level of investable cash in the three months ended December 31, 2024.

Net Loss - Net loss for the three months ended December 31, 2024 was $971,137 compared to $556,044 for the three months ended December 31, 2023, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Six months ended December 31, 2024 versus six months ended December 31, 2023

Revenues - Revenues from contracts with customers for the six months ended December 31, 2024 were $1,661,817 compared to $1,781,958 for the six months ended December 31, 2023. Such decrease was primarily due to the impact of various macroeconomic factors, such as relatively high interest rates, and regulatory factors, such as utility regulations in the State of California, partially offset by the impact of opening various new sales channels since the engagement of our new chief executive officer in April 2024.

Cost of Goods Sold - Cost of goods sold for the six months ended December 31, 2024 were $1,245,059 compared to $1,454,913 for the six months ended December 31, 2023. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 25% and 18%, respectively, with the increase largely being due to the reversal in December 2024 of a prior year reserve for obsolescence on component parts of our NV-14Ks of $90,000.

General and Administrative Expense - General and administrative expenses for the six months ended December 31, 2024 were $2,278,636 compared to $1,329,858 for the six months ended December 31, 2023. Such increase was mainly due to our engagement of a new chief executive officer, who was engaged at an annual salary of $350,000 and also received a 4 year amortizing equity award of $2,854,000, as well as the hiring of several other employees since April 2024. The addition of these personnel resulted in a higher level of both cash compensation expense and other associated expenses, such as marketing and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the six months ended December 31, 2024 were $50,941 compared to zero for the six months ended December 31, 2023. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Other Income and Expense - Interest expense for the six months ended December 31, 2024 was $24,546 compared to zero for the six months ended December 31, 2023, reflecting interest attributable to borrowings made under our line of credit and borrowing arrangements obtained since June 30, 2024. Interest income for the six months ended December 31, 2024 was $1,734 compared to $18,054 for the six months ended December 31, 2023. This decrease was due to our lower level of investable cash in the six months ended December 31, 2024.

Net Loss - Net loss for the six months ended December 31, 2024 was $1,935,631 compared to $984,759 for the six months ended December 31, 2023, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the six months ended December 31, 2024 was $1,451,330 compared to $503,497 in the six months ended December 31, 2023. This increase was largely due to the current period increase in our comparative net loss, primarily resulting from an increase in our previously noted cash operating expenses, as well as relatively higher changes in our net working capital needs on a comparative basis.

Financing activities. Net cash provided by financing activities in the six months ended December 31, 2024 was $793,649, compared to zero in the six months ended December 31, 2023. In September 2024, we entered into an agreement with a newly formed financing entity whereby we obtained a line of credit for borrowings of up to $5,000,000. As of December 31, 2024, we had made net borrowings under this credit agreement in the total amount of $383,538 initially to fund a short-term loan that we made to a customer in October 2024, in the amount of $250,000, which was fully repaid in December 2024. In November and December 2024, we made short-term borrowings from an accounts receivable lender in the total amount of $371,997, of which a portion had been repaid, leaving an outstanding balance as of December 31, 2024 of $249,711. In December 2024, we also received proceeds from the exercise of warrants issued in our August 2022 public offering in the amount of $160,400.

On February 4, 2025, the Company entered into an agreement with an accredited investor group under which the Company issued a total of 500,000 shares of its common stock to the investor group at an offering price of $2.00 per share resulting in gross proceeds to the Company in the amount of $1,000,000.

As of December 31, 2024, we had a cash balance of approximately $0.3 million and net working capital of approximately $3.7 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that, in conjunction with our recently obtained line of credit noted above and the completion of the February 2025 private offering, we will have sufficient cash to operate for at least the next 12 months.

Other Developments

We continue to monitor current international developments occurring in Ukraine and Israel. However, we do not believe that they will have a significant impact on either the domestic markets for our products or the international supply chains for our product components, which are largely sourced from Asia.

Presently, our two main raw material components, batteries and inverters, are imported from different Asian suppliers and are subject to fairly low tariff rates that have been in effect for several years. The newly inaugurated Trump Administration has indicated that it may propose a significant increase in such tariff rates on various types of goods imported from Asia that could apply to our two main components. In the event that any such possible tariff increases recently proposed by President Trump on China and two North American countries become enacted, which are applicable to our two main components, they would significantly increase the cost of our two main imported components whenever the increased rates become effective. In that case, we would be faced with a decision as to whether we should attempt to pass along such tariff increases to our customers through higher prices for our products or absorbing them internally, or some combination of those two alternatives.

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

As of December 31, 2024, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on September 27, 2024 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended June 30, 2024, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The new Administration may introduce tariff increases that would apply to the two main raw material components of our products which are sourced from Asian suppliers.

Presently, our two main raw material components, batteries and inverters, are imported from different Asian suppliers and are subject to fairly low tariff rates that have been in effect for several years. The newly inaugurated Trump Administration has indicated that it may propose a significant increase in such tariff rates on various types of goods imported from Asia that could apply to our two main components. In the event that any such possible tariff increases recently proposed by President Trump on China and two North American countries become enacted, which are applicable to our two main components, they would significantly increase the cost of our two main imported components whenever the increased rates become effective. In that case, we would be faced with a decision as to whether we should attempt to pass along such tariff increases to our customers through higher prices for our products or absorbing them internally, or some combination of those two alternatives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended December 31, 2024.

On February 4, 2025, the Company entered into an agreement with an accredited investor group under which the Company issued a total of 500,000 shares of its common stock to the investor group at an offering price of $2.00 per share resulting in gross proceeds to the Company in the amount of $1,000,000. The Company expects to use the proceeds of this private offering to meet working capital needs and for other general corporate purposes. The issuances were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective with the filing of this Report, the Company has relocated its corporate office to the following address:

NeoVolta, Inc.

12195 Dearborn Place

Poway, CA 92064

The Company’s phone number remains unchanged.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

On February 4, 2025, the Company entered into an agreement with an accredited investor group under which the Company issued a total of 500,000 shares of its common stock to the investor group at an offering price of $2.00 per share resulting in gross proceeds to the Company in the amount of $1,000,000. The Company expects to use the proceeds of this private offering to meet working capital needs and for other general corporate purposes. The issuances were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

On February 4, 2025, Brent Willson retired as the Chairman of the Board of Directors and Ardes Johnson, the Company’s chief executive officer, was elected as a director and as the new Chairman of the Board of Directors. Mr. Johnson will not receive any additional compensation for his service on the Board and will not serve on any Board committees.

On such date, Col Willson also informed the Company that he would also retire from his position as Chief Technology Officer of the Company on February 28, 2025. Upon Col Willson’s retirement, the Company agreed to enter into a consulting agreement with Col Willson for a period of three months at a monthly fee of $13,750 per month.

Effective February 4, 2025, the Company’s Board of Directors and Compensation Committee approved an amended and restated employment agreement with Steve Bond, the Company’s chief financial officer (“CFO”) and a director. The initial term of the employment agreement ends on December 31, 2027 and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. The agreement provides for an initial base salary of $193,000 and a potential one-time bonus of $40,000. If Mr. Bond’s employment is terminated at our election without “cause” (as defined in the employment agreement), by Mr. Bond for “good reason” (as defined in the employment agreement), or if we choose not renew the agreement, Mr. Bond is entitled to receive severance payments equal to six months of base salary. Pursuant to the agreement, we issued Mr. Bond an award of 240,000 RSUs vesting in four annual installments.

In February 2025, the Company entered into a referral agreement with a marketing company to market the Company’s products to qualified solar and energy storage system installers. The term of the referral agreement ends on December 31, 2026. The agreement provides for the issuance of shares of the Company’s common stock in exchange for reaching specified target levels of product sales, up to a maximum total of 2,000,000 shares for reaching a total of 2,500 units sold and paid for.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
10.1*	Form of Subscription Agreement in February 2025 private offering
10.2*	Amended and Restated Employment Agreement between NeoVolta, Inc. and Steve Bond dated February 4, 2025
10.3*	Consulting Agreement between NeoVolta, Inc. and Brent Willson effective March 1, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOVOLTA, INC.

February 7, 2025	/s/ H. Ardes Johnson
H. Ardes Johnson
Chief Executive Officer
(Principal Executive Officer)

February 7, 2025	/s/ Steve Bond
Steve Bond
Chief Financial Officer
(Principal Financial/Accounting Officer)

