Form 10-Q
period 2025-03-31
NeoVolta Inc.
filed 2025-05-09
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of May 9, 2025, was 34,124,873 shares.

NEOVOLTA, INC.

FORM 10-Q

MARCH 31, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEOVOLTA, INC.

Balance Sheets

(Unaudited)

	March 31,	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$535,966	$986,427
Accounts receivable, net	2,356,468	1,805,980
Inventory, net	2,279,725	1,787,308
Prepaid insurance and other current assets	539,532	76,815
Total current assets	5,711,691	4,656,530

Total assets	$5,711,691	$4,656,530

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,976	$5,316
Accrued liabilities	72,610	55,784
Short-term notes payable	1,420,116	–
Total current liabilities	1,501,702	61,100

Payable to line of credit lender	383,538	–
Total liabilities	1,885,240	61,100

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,124,873 and 33,236,091 shares, respectively, issued and outstanding	34,125	33,236
Additional paid-in capital	27,919,826	25,304,732
Accumulated deficit	(24,127,500)	(20,742,538)
Total stockholders' equity	3,826,451	4,595,430

Total liabilities and stockholders' equity	$5,711,691	$4,656,530

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenues from contracts with customers	$2,014,105	$283,900
Cost of goods sold	1,499,597	117,755
Gross profit	514,508	166,145

Operating expenses:
General and administrative	1,857,531	756,118
Research and development	27,947	10,392
Total operating expenses	1,885,478	766,510

Loss from operations	(1,370,970)	(600,365)

Other income (expense):
Interest expense	(78,499)	–
Interest income	138	10,892
Total other income (expense)	(78,361)	10,892

Net loss	$(1,449,331)	$(589,473)

Weighted average shares outstanding - basic and diluted	33,640,829	33,226,411

Net loss per share - basic and diluted	$(0.04)	$(0.02)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Nine Months Ended
	March 31,
	2025	2024

Revenues from contracts with customers	$3,675,922	$2,065,858
Cost of goods sold	2,744,656	1,572,668
Gross profit	931,266	493,190

Operating expenses:
General and administrative	4,136,167	2,085,976
Research and development	78,888	10,392
Total operating expenses	4,215,055	2,096,368

Loss from operations	(3,283,789)	(1,603,178)

Other income (expense):
Interest expense	(103,045)	–
Interest income	1,872	28,946
Total other income (expense)	(101,173)	28,946

Net loss	$(3,384,962)	$(1,574,232)

Weighted average shares outstanding - basic and diluted	33,412,117	33,205,766

Net loss per share - basic and diluted	$(0.10)	$(0.05)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Stockholders' Equity

Three and Nine Months Ended March 31, 2025 and 2024

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2024	33,236,091	$33,236	$25,304,732	$(20,742,538)	$4,595,430

Stock compensation expense	9,776	10	265,389	–	265,399
Net loss	–	–	–	(964,494)	(964,494)

Balance at September 30, 2024	33,245,867	33,246	25,570,121	(21,707,032)	3,896,335

Stock compensation expense	115,844	116	214,574	–	214,690
Exercise of common stock warrants	55,412	55	160,345	–	160,400
Net loss	–	–	–	(971,137)	(971,137)

Balance at December 31, 2024	33,417,123	33,417	25,945,040	(22,678,169)	3,300,288

Stock compensation expense	164,250	164	888,330	–	888,494
Issuance of common stock in private offering	543,500	544	1,086,456	–	1,087,000
Net loss	–	–	–	(1,449,331)	(1,449,331)

Balance at March 31, 2025	34,124,873	$34,125	$27,919,826	$(24,127,500)	$3,826,451

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2023	33,155,127	$33,155	$24,872,446	$(18,439,228)	$6,466,373

Stock compensation expense	–	–	84,717	–	84,717
Net loss	–	–	–	(428,715)	(428,715)

Balance at September 30, 2023	33,155,127	33,155	24,957,163	(18,867,943)	6,122,375

Stock compensation expense	80,964	81	97,060	–	97,141
Net loss	–	–	–	(556,044)	(556,044)

Balance at December 31, 2023	33,236,091	33,236	25,054,223	(19,423,987)	5,663,472

Stock compensation expense	–	–	63,638	–	63,638
Net loss	–	–	–	(589,473)	(589,473)

Balance at March 31, 2024	33,236,091	$33,236	$25,117,861	$(20,013,460)	$5,137,637

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,384,962)	$(1,574,232)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	1,368,583	245,496
Provision for expected credit losses/bad debt expense	238,441	670,000
Changes in current assets and liabilities
Accounts receivable	(788,929)	(730,170)
Inventory	(492,417)	443,624
Prepaid insurance and other current assets	(462,717)	(19,105)
Accounts payable	3,660	3,167
Accrued expenses	16,826	(27,607)
Net cash flows used in operating activities	(3,501,515)	(988,827)

Cash flows from financing activities:
Proceeds of private equity offering	1,087,000	–
Borrowings under line of credit	500,000	–
Repayments of line of credit	(116,462)	–
Borrowings under short-term notes payable	2,081,845	–
Repayments of short-term notes payable	(661,729)	–
Proceeds from exercise of common stock warrants	160,400	–
Net cash flows provided by financing activities	3,051,054	–

Net decrease in cash and cash equivalents	(450,461)	(988,827)

Cash and cash equivalents at beginning of period	986,427	2,002,789

Cash and cash equivalents at end of period	$535,966	$1,013,962

Supplemental disclosures of cash flow information
Cash paid for interest	$22,845	$–
Cash paid for income taxes	$–	$–

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Notes to Financial Statements

(Unaudited)

(1) Business and Summary of Significant Accounting Policies

Description of Business – NeoVolta Inc. (“we”, “our” or the "Company") is a Nevada corporation, which was formed on March 5, 2018. The Company is a designer, seller and manufacturer of Energy Storage Systems (ESS) which can store and use energy via batteries and an inverter at residential and commercial sites. The Company sells its proprietary ESS units through wholesale customers, initially in California, and in an expanding number of other states. In August 2022, the Company completed an underwritten public offering of its equity securities resulting in its common stock and warrants becoming listed on a national exchange (see Note 3).

Interim Financial Information – The Company has prepared the accompanying financial statements, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position as of March 31, 2025, the results of its operations for the three and nine month periods ended March 31, 2025 and 2024, the changes in its stockholders’ equity for the three and nine month periods ended March 31, 2025 and 2024, and cash flows for the nine month periods ended March 31, 2025 and 2024. The balance sheet as of June 30, 2024 has been derived from the Company’s June 30, 2024 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on September 27, 2024.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents.  Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, per bank. At March 31, 2025, the Company maintained all of its accounts at one bank and the combined balances of all accounts at this bank was in excess of the FDIC insurance limit by $285,966.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The following table presents the components of inventory (net of prior year reserve for obsolescence on assembly parts of $90,000) as of March 31, 2025 and June 30, 2024:

	March 31,	June 30,
	2025	2024
Raw materials, consisting of assembly parts, batteries and inverters	$2,007,165	$1,076,479
Work in process	–	89,386
Finished goods	272,560	621,443

Total	$2,279,725	$1,787,308

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, in California and several other states. Two such dealers represented approximately 48% and 15% of the Company’s revenues in the three months ended March 31, 2025, however, no other dealers accounted for more than 10% of the revenues in such period. Three such dealers represented approximately 26%, 24% and 15% of the Company’s revenues in the nine months ended March 31, 2025. Four dealers represented approximately 23%, 22%, 18% and 11% of the Company’s accounts receivable as of March 31, 2025. Four dealers represented approximately 21%, 16%, 13% and 11% of the Company’s revenues in the three months ended March 31, 2024. Three dealers represented approximately 25%, 17% and 11% of the Company’s revenues in the nine months ended March 31, 2024. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the three and nine months ended March 31, 2025 and 2024 is provided.

Allowance for Expected Credit Losses – The Company recognizes an allowance for expected credit losses whenever a loss is expected to be incurred in the realization of a customer’s account. As of March 31, 2025 and June 30, 2024, our allowance for expected credit losses was $660,000 and $1,030,000, respectively.

Stock Compensation Expense – Employee and non-employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2025, the Company had total outstanding common stock equivalents of 2,937,512 shares as follows: (i) 1,806,362 shares related to restricted stock units granted to an officer and two other employees since April 2024; (ii) 1,081,150 shares related to warrants issued to investors in the public offering completed in August 2022; and (iii) 50,000 shares related to restricted stock units granted to an officer in March 2022 (see Note 3).

Research and Development Costs – Research and development costs are expensed as incurred.

Use of Estimates – Management has made a number of estimates and assumptions in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued and prospective standards that are not yet effective, including ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense disaggregation disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

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

(2)        Debt Financing Transactions

On September 3, 2024, we entered into an agreement with a newly formed financing entity whereby we obtained a line of credit for borrowings of up to $5,000,000. Under this agreement, we are obligated to make periodic payments to the lender of accrued interest, at the rate of 16% per annum, on any outstanding borrowings that we make, with the principal and any unpaid accrued interest being due at maturity on September 3, 2026. In order to secure such borrowings, we have granted a security interest in all of our assets to the lender. As a condition of receiving this line of credit from the lender, we have agreed not to issue any securities pursuant to the Company’s Form S-3 (file number 333-280400), without the lender’s consent, so long as any borrowings remain outstanding. As of March 31, 2025, we had made net borrowings under this credit agreement in the amount of $383,538, leaving an available balance of $4,616,462. Accrued interest as of March 31, 2025 was $15,468, after considering a payment of accrued interest of $18,292.

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

In the month of November 2024, we initiated short-term borrowings from a commercial accounts receivable lender under a loan agreement allowing for borrowings, secured by certain property interests, of up to $2,000,000. As of March 31, 2025, we had made borrowings from this lender to finance customer shipments and related costs in the total amount of $2,081,845. The lender charges a placement fee of 1% on each borrowing and assesses interest at the rate of 2.5% per month on the outstanding borrowings. Borrowings are to be repaid upon the earlier of: (i) 120 days from the borrowing date; or (ii) receipt of payment from the customer. In the event of default, interest is assessed at the default rate of 1% per 7 days. Through March 31, 2025, we had repaid $661,729 of such borrowings, including accrued interest and fees, leaving an outstanding balance as of that date, including accrued interest and fees, of $1,420,116.

(3)        Equity

Common Stock – In February 2025, the Company closed a private equity offering under which the Company issued a total of 543,500 shares of its common stock to the investors at an offering price of $2.00 per share resulting in gross proceeds to the Company in the amount of $1,087,000. The Company is using the proceeds of this private offering to meet working capital needs and for other general corporate purposes.

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

The following table presents activity with respect to the Company’s warrants for the nine months ended March 31, 2025:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2024	1,179,750	$4.02
Warrants issued	–	–
Warrants exercised/forfeited	(98,600)	(4.24)
Outstanding at March 31, 2025	1,081,150	$4.00	2.3	$–

Exercisable at March 31, 2025	1,081,150	$4.00	2.3	$–

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

Stock Compensation Expense – In April 2024, we entered into an employment agreement with a new Chief Executive Officer (“CEO”), providing for an initial term extending through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew it. Pursuant to the agreement, our new CEO received an initial equity grant equal to 1,280,000 restricted stock units (“RSU’s”), with a grant date value of $2,854,000, which will vest over a four-year period, subject to his continued employment with the Company, and will be entitled to earn additional RSU’s on each anniversary in the form of three annual performance-based equity grants, beginning in the year ending June 30, 2025, with a target value of up to $660,000 each. However, our Compensation Committee has not set any definitive targets, therefore, no additional grants have been made as of March 31, 2025.

In February 2025, we entered into an amended and restated employment agreement with our Chief Financial Officer (“CFO”). The initial term of the employment agreement ends on December 31, 2027 and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. Pursuant to the agreement, we issued our CFO an award of 240,000 RSUs vesting in four annual installments.

In February 2022, we entered into an earlier amended and restated employment agreement with our CFO, pursuant to which we issued him an RSU award for up to 300,000 shares of our common stock upon achieving two defined milestones. The first milestone was achieved as of January 1, 2023, and the underlying 250,000 shares of common stock were issued to our CFO as of that date. The second milestone was achieved as of January 1, 2024, and the underlying 50,000 shares of common stock are expected to be issued to our CFO at a later date.

In January 2025, we entered into an employment agreement with our new Chief Operating Officer (“COO”). The initial term of the employment agreement ends on December 31, 2027 and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. Pursuant to the agreement, we issued our COO an award of 150,000 RSUs vesting in three annual installments. Additionally, we entered into employment agreements with two other individuals in June 2024 and October 2024, and we granted them a total of 136,362 RSUs vesting in four annual installments. As a result, we presently have a total of 1,806,362 RSUs that have been granted to our three officers and two other individuals. For all of these awards, we have calculated the grant date value of such awards and are amortizing it as stock compensation expense over the underlying vesting periods. We have recognized stock compensation expense applicable to such RSU awards in the nine months ended March 31, 2025 and 2024 in the amounts of $693,622 and $81,683, respectively.

In February 2025, we entered into a referral agreement with a marketing company to market our products to qualified solar and energy storage system installers. The term of the referral agreement ends on December 31, 2026. Pursuant to the agreement, the only compensation that the marketing company will be entitled to receive will be through the issuance of shares of our common stock in exchange for reaching specified target levels of product sales, up to a maximum total of 2,000,000 shares for reaching a total of 2,500 units sold and paid for. In accordance with ASC 718, we are accounting for this agreement based on our periodic assessments of the probability of reaching such target levels. Based on that approach, we have recognized stock compensation expense in the three months ended March 31, 2025, in the amount of $62,158.

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of March 31, 2025, we booked an accrual of $146,250 of compensation expense (of which $131,625 will be settled through the issuance of shares) for our three independent directors under this plan.

In the nine months ended March 31, 2025, we recognized total non-cash stock compensation expense of $1,368,583 as follows: (i) $693,622 for the amortized value of the RSUs granted to our three officers and two other individuals; (ii) $131,625 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $438,000 for the March 2025 issuance of 150,000 shares of our common stock to a consultant for his advisory services in the area of energy regulatory matters; (iv) $62,158 for the amortized value of the shares potentially issuable to a marketing company pursuant to a February 2025 referral agreement; and (v) $43,178 for the March 2025 issuance of 14,250 shares of our common stock to a consultant for marketing services. There was a total of 289,870 shares of our common stock that were issued to various grantees for services in the nine months ended March 31, 2025, of which 125,620 shares were previously expensed in the year ended June 30, 2024.

In the nine months ended March 31, 2024, we recognized total non-cash stock compensation expense of $245,496 as follows: (i) $81,683 for the amortized value of the RSUs granted to our executive officers; (ii) $131,625 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $19,763 for the amortized value of the shares granted to various advisors under their annual service contracts; and (iv) $12,425 for the fair value of incentive shares earned by a wholesale dealer as of December 31, 2023 (see Note 4). There was a total of 80,964 shares of common stock that were issued to our independent directors in the nine months ended March 31, 2024, which were previously expensed in the year ended June 30, 2023.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. In December 2024, the Plan was amended to increase the number of shares of common stock authorized for issuance by 5,000,000 shares. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of March 31, 2025, we have made total awards of 2,450,804 shares under the Plan as follows: (i) 2,256,362 shares for the RSUs granted to our three executive officers and two non-executive recipients, as noted above; (ii) 153,808 shares for the initial services of our three independent directors in the years ended June 30, 2024 and 2023, pursuant to the new compensation plan adopted in August 2022 for independent directors; and (iii) 40,634 shares granted to several wholesale dealers under an incentive sales program.

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

We are dependent on our two main component vendors in China for our suppliers of batteries, inverters and other raw materials and the inability of these single-source suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates on all goods imported from China. However, we anticipated the likelihood of facing such a tariff increase and have been stockpiling our inventory of these two components. As a result, we do not anticipate having to purchase a significant level of such components at post-tariff prices for the next several months.

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

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three-month and nine-month periods ended March 31, 2025 and 2024, as reported in our financial statements included in Item 1.

Three months ended March 31, 2025 versus three months ended March 31, 2024

Revenues - Revenues from contracts with customers for the three months ended March 31, 2025 were $2,014,105 compared to $283,900 for the three months ended March 31, 2024. Such increase in our revenues, to the highest quarterly level in the history of our Company, was primarily due to the impact of opening various new sales channels since the engagement of our new chief executive officer in April 2024.

Cost of Goods Sold - Cost of goods sold for the three months ended March 31, 2025 were $1,499,597 compared to $117,755 for the three months ended March 31, 2024. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 26% and 58%, respectively, with the unusually high percentage in the prior year being due to the initial efficiencies that we realized from taking over responsibility for manufacturing of our products from a prior contract operator.

General and Administrative Expense - General and administrative expenses for the three months ended March 31, 2025 were $1,857,531 compared to $756,118 for the three months ended March 31, 2024. Such increase was mainly due to our engagement of a new chief executive officer, who was engaged at an annual salary of $350,000 and also received a 4 year amortizing equity award of $2,854,000, as well as the hiring of several other employees since April 2024. The addition of these personnel has resulted in a higher level of both cash compensation expense and other associated expenses, such as marketing and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the three months ended March 31, 2025 were $27,947 compared to $10,392 for the three months ended March 31, 2024. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Other Income and Expense - Interest expense for the three months ended March 31, 2025 was $78,499 compared to zero for the three months ended March 31, 2024, reflecting interest attributable to borrowings made under our line of credit and another borrowing arrangement obtained since June 30, 2024. Interest income for the three months ended March 31, 2025 was $138 compared to $10,892 for the three months ended March 31, 2024. This decrease was due to our lower level of investable cash in the three months ended March 31, 2025.

Net Loss - Net loss for the three months ended March 31, 2025 was $1,449,331 compared to $589,473 for the three months ended March 31, 2024, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Nine months ended March 31, 2025 versus nine months ended March 31, 2024

Revenues - Revenues from contracts with customers for the nine months ended March 31, 2025 were $3,675,922 compared to $2,065,858 for the nine months ended March 31, 2024. Such increase in our revenues was primarily due to the impact of opening various new sales channels since the engagement of our new chief executive officer in April 2024.

Cost of Goods Sold - Cost of goods sold for the nine months ended March 31, 2025 were $2,744,656 compared to $1,572,668 for the nine months ended March 31, 2024. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 25% and 24%, respectively, with the increase being partially due to the reversal in December 2024 of a prior year reserve for obsolescence on component parts of our NV-14Ks of $90,000.

General and Administrative Expense - General and administrative expenses for the nine months ended March 31, 2025 were $4,136,167 compared to $2,085,976 for the nine months ended March 31, 2024. Such increase was mainly due to our engagement of a new chief executive officer, who was engaged at an annual salary of $350,000 and also received a 4 year amortizing equity award of $2,854,000, as well as the hiring of several other employees since April 2024. The addition of these personnel has resulted in a higher level of both cash compensation expense and other associated expenses, such as marketing and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the nine months ended March 31, 2025 were $78,888 compared to $10,392 for the nine months ended March 31, 2024. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Other Income and Expense - Interest expense for the nine months ended March 31, 2025 was $103,045 compared to zero for the nine months ended March 31, 2024, reflecting interest attributable to borrowings made under our line of credit and another borrowing arrangement obtained since June 30, 2024. Interest income for the nine months ended March 31, 2025 was $1,872 compared to $28,946 for the nine months ended March 31, 2024. This decrease was due to our lower level of investable cash in the nine months ended March 31, 2025.

Net Loss - Net loss for the nine months ended March 31, 2025 was $3,384,962 compared to $1,574,232 for the nine months ended March 31, 2024, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the nine months ended March 31, 2025 was $3,501,515 compared to $988,827 in the nine months ended March 31, 2024. This increase was largely due to the current period increase in our comparative net loss, primarily resulting from an increase in our previously noted cash operating expenses for personnel and related costs, as well as the relatively higher changes in our net working capital needs, including recent stockpiling and prepayment of inventory, on a comparative basis.

Financing activities. Net cash provided by financing activities in the nine months ended March 31, 2025 was $3,051,054, compared to zero in the nine months ended March 31, 2024. In February 2025, we closed a private equity offering under which we issued a total of 543,500 shares of our common stock to the investors at an offering price of $2.00 per share resulting in gross proceeds of $1,087,000. In September 2024, we entered into an agreement with a newly formed financing entity whereby we obtained a line of credit for borrowings of up to $5,000,000. As of March 31, 2025, we had made net borrowings under this credit agreement in the total amount of $383,538 initially to fund a short-term loan that we made to a customer in October 2024, in the amount of $250,000, which was fully repaid in December 2024. Beginning in November 2024, we have made short-term borrowings from another lender in the total amount of $2,081,845, of which a portion had been repaid, leaving an outstanding balance as of March 31, 2025 of $1,420,116. While our increasing level of short-term borrowings from this lender have been made at a relatively high borrowing cost in terms of interest rate and fees, we have been able to meet our rising funding needs in this period in large part due to the timely responsiveness of this lender. In December 2024, we also received proceeds from the exercise of warrants issued in our August 2022 public offering in the amount of $160,400.

As of March 31, 2025, we had a cash balance of approximately $0.5 million and net working capital of approximately $4.2 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that, in conjunction with our recently obtained line of credit noted above and the completion of our February 2025 private offering, we will have sufficient cash to operate for at least the next 12 months.

Other Developments

We continue to monitor current international developments occurring in Ukraine and Israel. However, we do not believe that they will have a significant impact on either the domestic markets for our products or the international supply chains for our product components, which are largely sourced from Asia.

Presently, our two main raw material components, batteries and inverters, are imported from different suppliers in China and, until recently, were subject to fairly low tariff rates that had been in effect for several years. Beginning in April 2025, the new Trump Administration implemented a significant increase in tariff rates on all goods imported from China that applies to our two main components. However, we anticipated the likelihood of facing such a tariff increase and have been stockpiling our inventory of these two components. As a result, we do not anticipate having to purchase a significant level of such components at post-tariff prices for the next several months while there are hopes that high level negotiations between China and the Trump Administration will ultimately lead to a mutually acceptable trade agreement.

In the event, however, that such a mutual trade agreement is not reached between the parties within the next several months and we find it necessary to begin purchasing a significant level of our inventory components from China at post-tariff prices, we would be faced with a decision as to whether we should attempt to pass along such tariff increases to our customers through higher prices for our products or absorbing them internally, or some combination of those two alternatives. Either circumstance would likely materially adversely affect our sales and/or our profitability.

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

As of March 31, 2025, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The new Administration has introduced tariff increases that apply to the two main raw material components of our products which are sourced from Asian suppliers.

Presently, our two main raw material components, batteries and inverters, are imported from different suppliers in China and, until recently, were subject to fairly low tariff rates that had been in effect for several years. Beginning in April 2025, the new Trump Administration implemented a significant increase in tariff rates on all goods imported from China that applies to our two main components. However, we anticipated the likelihood of facing such a tariff increase and have been stockpiling our inventory of these two components. As a result, we do not anticipate having to purchase a significant level of such components at post-tariff prices for the next several months while there are hopes that high level negotiations between China and the Trump Administration will ultimately lead to a mutually acceptable trade agreement.

In the event, however, that such a mutual trade agreement is not reached between the parties within the next several months and we find it necessary to begin purchasing a significant level of our inventory components from China at post-tariff prices, we would be faced with a decision as to whether we should attempt to pass along such tariff increases to our customers through higher prices for our products or absorbing them internally, or some combination of those two alternatives. Either circumstance would likely materially adversely affect our sales and/or our profitability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2025, the Company closed a private equity offering with accredited investors under which the Company issued a total of 543,500 shares of its common stock to the investors at an offering price of $2.00 per share resulting in gross proceeds to the Company in the amount of $1,087,000. The Company expects to use the proceeds of this private offering to meet working capital needs and for other general corporate purposes. The issuances were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

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

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
10.1	Form of Subscription Agreement in February 2025 private offering (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q filed February 7, 2025).
10.2	Amended and Restated Employment Agreement between NeoVolta, Inc. and Steve Bond dated February 4, 2025 (incorporated by reference to exhibit 10.2 of the Company’s Form 10-Q filed February 7, 2025)
10.3	Consulting Agreement between NeoVolta, Inc. and Brent Willson effective March 1, 2025 (incorporated by reference to exhibit 10.3 of the Company’s Form 10-Q filed February 7, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOVOLTA, INC.

May 9, 2025	/s/	H. Ardes Johnson
H. Ardes Johnson
Chief Executive Officer
(Principal Executive Officer)

May 9, 2025	/s/	Steve Bond
Steve Bond
Chief Financial Officer
(Principal Financial/Accounting Officer)

