Form 10-K
period 2025-06-30
NeoVolta Inc.
filed 2025-09-29
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2025

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $147.9 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of September 29, 2025 was 34,213,838.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains certain statements that constitute “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Those statements appear in this Report, particularly in the sections titled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and include statements regarding the intent, belief or current expectations of the Company and management that are subject to known and unknown risks, uncertainties and assumptions.

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

PART I

ITEM 1. BUSINESS

Overview

We are a designer and manufacturer of high-performance energy storage systems (“ESS”) for residential and commercial applications. Our product portfolio includes the NV14, NV24, NVPlus, NV7600 stand-alone inverter, and most recently, the NV16 kW AC hybrid inverter with 24 kW PV input and a 250 kW / 430 kWh commercial and industrial (“C&I”) system. Our systems combine lithium iron phosphate (LiFePO₄) battery technology with hybrid inverter capability, providing safe, flexible, and adaptable solutions for backup power, self-consumption, and energy resilience.

We market and sell our products primarily through certified solar installers and regional and national distributors. Initially focused on Southern California, we have since expanded into other markets throughout the United States and Puerto Rico. Looking forward, we intend to grow across residential, commercial, and industrial segments while building financing solutions and pursuing domestic and FEOC-compliant sourcing to support long-term competitiveness.

History

We were founded in 2018 to develop safe, reliable, and versatile residential energy storage systems. Later that year, we produced our first prototype of the NV14, which received certification and approval from the California Energy Commission in early 2019. Customer installations began shortly thereafter in San Diego County following approval from San Diego Gas & Electric.

Between 2020 and 2022, we expanded beyond Southern California into other major metropolitan regions and ultimately into more than 15 additional states and territories. During this period, we introduced the NV24 expansion battery and continued to secure certifications under evolving California and national regulatory standards.

In 2023, we transitioned from contract manufacturing to in-house production by hiring key personnel and assuming direct responsibility for manufacturing operations in Poway, California. This change enhanced quality control and supply chain resilience.

Since 2024, we have broadened our product portfolio with the launch of the NVPlus energy storage system and the NV7600 stand-alone inverter, extending our reach into higher-capacity residential and light commercial applications. In February 2025, we expanded into a larger facility in Poway to support increased production. Subsequent to fiscal year end, we announced two additional products: a 250 kW / 430 kWh Commercial & Industrial (C&I) Battery Energy Storage System, and the NV16 kW AC hybrid inverter with 24 kW PV input, expected to be available beginning in November 2025.

Our Products

We design and manufacture energy storage systems (“ESS”) that combine lithium iron phosphate (LiFePO₄) battery technology with integrated or stand-alone inverters to provide safe, reliable backup power for residential and light commercial applications. All systems are NEMA 3R rated for indoor or outdoor installation, UL 9540/9540A certified, and compatible with both AC- and DC-coupled solar configurations.

•	NV14 — Our flagship ESS, the NV14 integrates a 14.4 kWh battery with a 7.6 kW hybrid inverter capable of 120V/240V residential and 208V three-phase commercial operation. The system is designed for energy efficiency, time-of-use optimization, and backup power.
•	NV24 — The NV24 expansion battery increases NV14 capacity from 14.4 kWh to 24.0 kWh without requiring an additional inverter, allowing customers to scale storage at lower cost.
•	NVPlus — Introduced in 2024, NVPlus is a higher-capacity ESS developed for larger residential and small commercial applications. It provides extended runtime, supports greater solar inputs, and is designed for customers requiring whole-home backup or higher daily cycling.
•	NV7600 — A stand-alone 7.6 kW inverter launched in 2024, designed for use with NeoVolta storage products or as a retrofit solution for existing solar systems.

In addition to these core products, we have also developed the NV14-K, a custom variant of the NV14 engineered to EOS Linx specifications. This product is manufactured on a limited basis for a single customer application and is not marketed generally.

Subsequent to fiscal year end, we announced two additional products: (i) a Commercial & Industrial Battery Energy Storage System (BESS) with a 250 kW power rating and 430 kWh usable capacity, designed for larger-scale applications; and (ii) the NV16 kW AC hybrid inverter with 24 kW PV input, developed to support higher-capacity residential installations and whole-home backup. The NV16 kW inverter is expected to become generally available in November 2025.

Market Overview

Our addressable market is expanding across multiple customer segments, supported by favorable policy, resiliency needs, and evolving financing and distribution models.

Residential Retrofit. There are an estimated 4.2 million U.S. homes equipped with solar panels, and more than 3 million of these do not currently have battery storage. (SolarInsure) This represents a significant retrofit opportunity, particularly as installed inverters approach end of life after 10–15 years of operation. Grid reliability concerns, increasingly common utility outages, and changing rate structures are expected to accelerate adoption of storage among this installed base.

New Residential and Small Commercial Installations. The U.S. installer market is highly fragmented, with more than 11,000 companies nationwide, most of them small independent operators not typically serviced by larger ESS providers. These smaller installers represent NeoVolta’s core customers. Once certified, they generally become recurring purchasers, relying on just-in-time availability to serve homeowners who prefer not to stock or pre-finance equipment.

Battery adoption in new solar projects is rising rapidly. Nationally, only about 6% of residential solar systems included storage in 2020, compared to an estimated 15–20% by 2024. (Clean Energy Group) In California, adoption has been even stronger: under the new net-billing tariff, roughly 60% of new residential systems are now being paired with storage, compared to 10–14% under prior net-metering rules. (Utility Dive) Nationally, the residential storage market is scaling quickly—Wood Mackenzie reports ~458 MW added in Q1 2025 alone, the strongest first quarter on record. (Wood Mackenzie)

Commercial and Industrial Expansion. Beyond residential applications, the market for C&I storage is emerging as a new growth segment. Businesses are increasingly seeking solutions for demand-charge management, backup power, and grid services. To address this demand, we recently announced a 250 kW / 430 kWh C&I battery energy storage system, positioning NeoVolta to participate directly in this next stage of adoption.

Financing and Distribution. The importance of financing structures has grown significantly across all customer segments. As system costs increase and federal incentives such as the Investment Tax Credit (“ITC”) phase down under the One Big Beautiful Bill Act (scheduled to sunset by December 31, 2025), adoption is expected to depend increasingly on third-party ownership, leasing, and loan-based models. These financing options reduce upfront costs and align payments with monthly utility savings, broadening access to storage. At the same time, NeoVolta is evolving its channel strategy: while we initially sold primarily to independent installers, we are now leveraging regional and national distributors to expand reach, improve logistics, and scale efficiently across multiple geographies.

Policy and Resiliency Drivers. Federal and state policy incentives continue to support adoption, including the ITC, though subject to phase-outs after 2025. Several states, led by California and Hawaii, have adopted building codes and interconnection requirements that mandate or encourage storage. Utilities are increasingly turning to rate reform, such as California’s net-billing tariff, which improves the economics of pairing solar with batteries. Meanwhile, grid reliability concerns—including widespread Public Safety Power Shutoff events in California—continue to highlight the resiliency benefits of energy storage for both homeowners and businesses.

We believe that these combined factors—retrofit opportunity, rising attachment in new installations, growth into C&I, expanding financing and distribution channels, and favorable regulatory and resiliency drivers—create a substantial and growing market opportunity for NeoVolta.

Growth Strategy

With the addition of Ardes Johnson to NeoVolta’s management team as our CEO in April 2024, we adopted a refreshed growth strategy designed to expand our market penetration, diversify revenue channels, and accelerate product development. This strategy rests on three primary objectives: (i) expanding revenue through strategic sales channel development, (ii) broadening financing options through partnerships, and (iii) initiating development of next-generation storage solutions.

Sales Channel Expansion. We have built a national sales team targeting key renewable energy distribution centers and regional installers. While NeoVolta initially focused on direct sales to small, independent installers, we are now leveraging regional and national distributors to extend reach and support scalability. Distributors improve logistics, expand product availability, and position us to penetrate high-growth markets such as Texas, Florida, Hawaii, and Puerto Rico.

Financing Partnerships. We are developing financing solutions that align with the evolving market. As federal incentives phase down under the One Big Beautiful Bill Act (scheduled to sunset by December 31, 2025), adoption is expected to rely increasingly on third-party ownership, leasing, and loan-based models. By working with financing partners, we intend to make our products more accessible and affordable to homeowners and small businesses, supporting continued adoption despite changing incentive structures.

Product Innovation. We are investing in research and development to expand our product portfolio and maintain a competitive edge. In addition to our core NV14, NV24, NVPlus, and NV7600 inverter, we recently announced two major product launches: (i) a 250 kW / 430 kWh commercial and industrial battery energy storage system, and (ii) the NV16 kW AC hybrid inverter with 24 kW PV input. These launches expand our reach into larger residential and commercial markets. We have also begun advanced discussions with technology partners to develop future generations of NeoVolta storage systems.

Commercial Market Entry. We are positioning NeoVolta to compete in the emerging commercial and industrial (“C&I”) segment, where businesses are seeking solutions for resiliency, demand-charge management, and grid services. Our newly introduced 250 kW / 430 kWh C&I product is the first step in this expansion.

Strategic Combinations. In addition to organic growth, we may evaluate acquisitions, joint ventures, or other strategic transactions to expand our technology base, accelerate market entry, and enhance financing capabilities.

We believe this growth strategy—driven by expanded distribution, financing innovation, product development, and C&I expansion—will allow NeoVolta to scale efficiently and strengthen our competitive position in the growing energy storage market.

Competition

We compete with several established companies in the energy storage systems (“ESS”) market, including Tesla, LG Chem, Sonnen, Enphase, SunPower, and SMA America. Many of these competitors have significantly greater financial resources, manufacturing capacity, brand recognition, and established distribution channels. Their scale allows them to pursue aggressive pricing, broader marketing, and faster product refresh cycles.

In addition to dedicated ESS providers, we also face competition from diversified industrial companies, generator manufacturers, inverter suppliers, and other firms that offer alternative backup power or distributed energy solutions. We expect new entrants to continue to emerge as energy storage adoption expands and regulatory requirements evolve.

Despite the presence of larger and more established competitors, we believe NeoVolta maintains distinct competitive advantages:

Product Availability. We generally fulfill orders in less than two weeks, often within days, compared to extended backlogs reported by some competitors. This supports the cash-flow needs of small and mid-sized installers.

Installer Service. Our Certified Installer Program, direct technical support, and remote monitoring capabilities provide education and assistance to installers, fostering loyalty and reducing installation risk.

Product Safety and Flexibility. Our systems use lithium iron phosphate (LiFePO₄) chemistry and are UL 9540/9540A certified with no thermal runaway risk. Products are NEMA 3R rated for indoor/outdoor use, support both AC- and DC-coupled solar, and allow capacity expansion without requiring an additional inverter.

Market Focus. Unlike some competitors that sell storage primarily as an add-on to solar, NeoVolta is focused entirely on energy storage. We target independent installers and distributors that are underserved by larger providers, particularly in retrofit markets and emerging commercial segments.

We believe these differentiators allow us to compete effectively in a rapidly growing market, even against larger, more established participants.

Intellectual Property & Product Development

We rely on a combination of patents, trademarks, copyrights, trade secrets, and contractual protections to safeguard our technology and brand. As of September 2025, we hold three issued U.S. utility patents:

•	U.S. Patent No. 10,998,730 B1 – directed to NeoVolta’s solar power inverter system.
•	U.S. Patent No. 11,502,618 B2 – directed to NeoVolta’s generators.
•	U.S. Patent No. 11,605,952 B1 – an expansion of our inverter system patent.

We expect to continue filing for patent protection when appropriate as we expand our technology portfolio.

In addition to patents, we protect our intellectual property through nondisclosure agreements, confidentiality provisions, and invention assignment agreements with employees, consultants, and advisors. Despite these protections, unauthorized parties may attempt to copy aspects of our products or use information we consider proprietary. The success of our business depends in part on our ability to defend against misappropriation and infringement.

Product Development. We continue to invest in research and development to expand our product offerings. In addition to our core NV14 and NV24 ESS products, we have launched NVPlus, a higher-capacity residential and small commercial system; the NV7600 stand-alone inverter; and two new products in 2025: (i) a 250 kW / 430 kWh commercial and industrial BESS, and (ii) the NV16 kW AC hybrid inverter with 24 kW PV input. We are also exploring partnerships to accelerate development of next-generation systems.

Regulatory Environment

The energy storage industry is subject to a complex and evolving regulatory framework at the federal, state, and local levels. In recent years, regulators have adopted new safety, interconnection, and performance standards that materially impact product design and installation requirements.

California and Hawaii have been at the forefront of these regulatory changes. In California, the California Public Utilities Commission (“CPUC”) has implemented standards such as the Common Smart Inverter Profile (CSIP) and “Rule 21” interconnection requirements. On August 5, 2020, the California Energy Commission (“CEC”) approved NeoVolta’s CSIP compliance application, enabling our products to meet CPUC interconnection rules. In addition, “rapid shutdown” requirements—mandating that emergency responders be able to quickly disable PV systems at the service panel—were adopted in 2021 and are now reflected in the National Electrical Code.

Fire code and safety standards have also advanced significantly. Beginning in 2022, California prohibited installation of energy storage systems in residential living spaces, limited installation in garages to units with fire protection measures, and required additional safeguards such as heat and smoke detectors or bollards. These changes reflect increasing scrutiny of certain lithium-ion chemistries that have demonstrated thermal runaway risks. NeoVolta’s lithium iron phosphate (LiFePO₄) batteries, by contrast, have been certified under UL 9540A testing, which evaluates thermal runaway and fire propagation, and meet current safety requirements.

NeoVolta’s products are certified under multiple safety and performance standards, including:

•	UL 9540 and UL 9540A (energy storage system safety and thermal runaway testing)
•	UL 1741SA / SB and IEEE 1547 (inverter and grid interconnection)
•	UL 1973 (battery modules)
•	FCC Class B (communications compliance)
•	NFPA 70 National Electrical Code (2023 edition)
•	California Rule 21 and Hawaii Electric SRD-UL-1741-SA-V1.1 (interconnection requirements)
•	NEMA 3R (outdoor enclosure rating)

We expect the regulatory environment for ESS to remain highly dynamic. Although compliance requires continued investment in engineering and certification, we believe these requirements create higher barriers to entry for new competitors and reinforce NeoVolta’s positioning as a compliant and safety-focused manufacturer.

Manufacturing

We manufacture our NV14 and NV24 energy storage systems at our facility in Poway, California. These products are built under a made-to-order model, with minimal finished-goods inventory and higher raw-materials inventory relative to projected sales to support delivery timelines. In April 2023, we amended our master supply agreement and purchased bulk raw-materials inventory from our former contract manufacturer; on June 1, 2023, we assumed direct responsibility for manufacturing NV14/NV24 systems and hired key personnel who previously supported those activities. In February 2025, we secured a larger Poway facility to accommodate growth in these product lines.

Other NeoVolta products—including NVPlus, the NV7600 stand-alone inverter, and newly announced offerings—are manufactured through qualified contract partners under NeoVolta specifications. We manage supplier selection, production planning, and quality control, and we perform firmware configuration and final acceptance testing as appropriate before shipment.

Our manufacturing processes emphasize traceability and compliance. For NV14/NV24, we track components from receipt through final build, recording serial numbers, torque settings, and required test results prior to packaging. All units are released only after passing defined quality checkpoints. For partner-manufactured products, we apply incoming inspection protocols aligned to our specifications and certifications.

We source critical components from suppliers in the United States and Asia. To mitigate risks from supply chain disruptions, tariffs, or component shortages, we maintain buffer stocks of key NV14/NV24 components, pursue multi-sourcing arrangements, and coordinate production schedules with our partners. In addition, we are actively working to increase domestic content across our products and to ensure that our supply chain is compliant with Foreign Entity of Concern (FEOC) requirements, which will become increasingly important for eligibility under federal incentive programs.

Employees

As of June 30, 2025, we had 17 full-time employees. Our Chief Executive Officer oversees overall company strategy, sales, and product development, while our Chief Financial Officer manages finance and administration. Our Poway facility staff is primarily focused on manufacturing and quality control for our NV14 and NV24 systems, supported by supply chain, technical support, and sales and marketing personnel.

We also engage outside consultants and contractors for specialized functions, including research and development, regulatory compliance, and market development. From time to time, we may enter into specific contracts for non-recurring projects to supplement our workforce.

We consider our relationship with employees to be good. None of our employees are represented by a labor union, and we have not experienced any work stoppages.

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

We have incurred significant net losses since our inception. For the years ended June 30, 2025 and 2024, we have incurred net losses of $5.0 million and $2.3 million, respectively. As of June 30, 2025, we had an accumulated deficit of $25.8 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact our financial condition and significantly reduce the value of our common stock.

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

We may become subject to further tariff increases that would apply to the two main raw material components of our products which are sourced from Asian suppliers.

Presently, our two main raw material components, batteries and inverters, are imported from different suppliers in China and, until recently, were subject to fairly low tariff rates that had been in effect for several years. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the suspension has recently been extended to early November 2025. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components. As a result, we do not anticipate having to purchase a significant level of such components at post-tariff prices for the next several months.

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

Due to our limited operating history, we depend on a relatively small number of wholesale dealers and installers in California and other states for our revenue. For the fiscal year ended June 30, 2025, our two largest dealers accounted for approximately 41% and 23% of our total revenues, respectively. For the fiscal year ended June 30, 2024, our two largest dealers accounted for approximately 20% and 14% of our total revenues, respectively. As of June 30, 2025, our three largest dealers represented approximately 39%, 12% and 12% of our accounts receivable balance. Our limited customer base and concentration could expose us to the risk of substantial losses if a single dominant customer stops purchasing, or significantly reduces orders for, our products. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

If we are unable to achieve production cost targets on our products pursuant to our plans, we may not be able to meet our gross margin and other financial targets. Many of the factors that impact on our manufacturing costs are beyond our control, such as potential increases in the costs of our materials and components, such as lithium iron phosphate, nickel and other components of our battery cells. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

Increases in costs, disruption of supply or shortage of materials, in particular for inverters and lithium iron phosphate cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact on our business, prospects, financial condition and operating results. We use various materials in our business, including inverters and lithium iron phosphate cells, from suppliers.

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

Continued high mortgage interest rates may result in a decrease in demand by homeowners for our residential energy storage systems.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflicts between Russia and Ukraine, which began in February 2022, and between Gaza and Israel, which began in October 2023. Although the length and impact of these ongoing military conflicts are highly unpredictable, they could lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situations in both of these areas and globally and assessing any potential impacts on our business.

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

Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failures by us to comply with these regulations could substantially harm our business and operating results.

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

We rely on information technology (“IT”) systems, including third-party “cloud based” service providers, to keep financial records, maintain product support data, and corporate records, to communicate with staff and external parties and to operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories and archives. If any of these third-party information technology providers experience security breaches or incidents due to computer viruses, unauthorized access, malware, ransomware, natural disasters, fire, terrorism, war, telecommunication failures, electrical failures, cyber-attacks or cyber-intrusions over the internet, then sensitive data, including personal information, trade secrets, and confidential business information could be compromised, exposed, or deleted. Similarly, we could incur business disruption if our access to the internet is compromised, and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and delay of our product development and support efforts.

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

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

We are heavily reliant on the services of both Ardes Johnson, our Chief Executive Officer, and Steve Bond, our Chief Financial Officer, and the departure or loss of either officer could disrupt our business.

We depend heavily on the continued efforts of Ardes Johnson, our Chief Executive Officer, and Steve Bond, our Chief Financial Officer, who are essential to our strategic vision and day-to-day operations and would be difficult to replace. The departure or loss of either Mr. Johnson or Mr. Bond, or the inability to timely hire and retain qualified replacements, could negatively impact our ability to manage our business.

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more;
•	the last day of the fiscal year following the fifth anniversary of our initial public offering;
•	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
•	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);
•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and
•	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation.

For so long as we remain an emerging growth company, we:

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and
•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Due to our small size, we have not established formal policies and procedures for assessing, identifying, and managing material risk from cybersecurity threats. However, we monitor cybersecurity threats internally, including any potential unauthorized occurrence on or conducted through our information systems that we use through third party providers that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct annual risk assessments and perform as needed updates to our risks to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. We do not engage consultants, third parties and auditors in connection with our risk assessment processes.

As of June 30, 2025, and through the date of the filing of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Governance

One of the key responsibilities of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face and are responsible for reporting to our board of directors any cybersecurity incidents.

At present, our three executive officers have no particular experience or training in cybersecurity matters. However, our Chief Financial Officer has served as an executive officer for over ten years, including over five years as an executive officer of public companies. Due to our small size, our board of directors has not designated any Board committee or any other subset of Board members to provide oversight of our cybersecurity program as part of a periodic review of our overall risk management program.

ITEM 2. PROPERTIES

Commencing February 2025, we moved into a new dedicated headquarters and manufacturing facility in Poway, California, just north of San Diego. This state-of-the-art, energy-efficient facility has ample square footage, shipping and receiving space, and office spaces to support the company’s growth by increasing the production capability and shipping efficiency from that of our previous facility. The facility was secured under a sublease agreement and replaced a similar facility that we shared with our former contract manufacturer from January 2021 through February 2025. Upon the expiration of the prior sublease, we relocated our corporate and manufacturing office space to our current facility in the same vicinity under a 13 month sublease agreement with the sublandlord, at a base rental of $18,638 per month.

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

Holders

As of September 29, 2025, there were approximately 36 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Recent Sales of Unregistered Securities

In the three months ended June 30, 2025, we issued no new shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended June 30, 2025.

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

Results of Operations

Comparison of the Years Ended June 30, 2025 and 2024

Revenues - Revenues from contracts with customers for the year ended June 30, 2025 were $8,426,835 compared to $2,645,072 for the year ended June 30, 2024. Such increase in our revenues was primarily due to the rapid expansion of various new sales channels outside of our traditional focus on the local installer market in the Southern California area since the engagement of our new chief executive officer in April 2024. As a result, we achieved the highest level of annual sales in our history.

Cost of Goods Sold - Cost of goods sold for the year ended June 30, 2025 were $6,920,130 compared to $2,134,725 for the year ended June 30, 2024. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in essentially comparable gross profits on such sales of approximately 18% and 19% in each year.

General and Administrative Expense - General and administrative expenses for the year ended June 30, 2025 were $6,065,590 compared to $2,828,147 for the year ended June 30, 2024. Such increase was mainly due to our appointment of a new chief executive officer, who was engaged at an annual salary of $350,000 and also received a 4 year amortizing equity award of $2,854,000, as well as the hiring of several other employees since April 2024. The addition of these personnel has resulted in a higher level of both cash compensation expense and other associated expenses, such as marketing and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the year ended June 30, 2025 were $157,305 compared to $19,154 for the year ended June 30, 2024. Such increase was largely due to a higher level of focus by our new chief executive officer on product development efforts.

Other Income and Expense – Interest expense for the year ended June 30, 2025 was $320,417 compared to zero for the year ended June 30, 2024, reflecting interest attributable to borrowings made under our line of credit and another borrowing arrangement obtained since June 30, 2024. Interest income for the year ended June 30, 2025 was $2,011 compared to $33,644 for the year ended June 30, 2024. This decrease was due to our lower level of investable cash in the year ended June 30, 2025.

Net Loss - Net loss for the year ended June 30, 2025 was $5,034,596 compared to $2,303,310 for the year ended June 30, 2024, representing the aggregate of the various revenue and expense categories indicated above. We have not recognized any income tax benefit for these net losses due to the uncertainty of our ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities for the year ended June 30, 2025 was $4,425,752 compared to $1,016,362 for the year ended June 30, 2024. This increase was largely due to the current period increase in our comparative net loss, primarily resulting from an increase in our previously noted cash operating expenses for personnel and related costs, as well as the relatively higher changes in our net working capital needs, including recent stockpiling and prepayment of inventory, on a comparative basis.

Financing activities. Net cash provided by financing activities for the year ended June 30, 2025 was $4,234,161 compared to zero for the year ended June 30, 2024. In February 2025, we completed a private equity offering under which we issued a total of 543,500 shares of our common stock to investors at an offering price of $2.00 per share resulting in gross proceeds of $1,087,000. In September 2024, we entered into an agreement with a newly formed financing entity whereby we obtained a line of credit for borrowings of up to $5,000,000. As of June 30, 2025, we made net borrowings under this credit agreement in the total amount of $383,538 initially to fund a short-term loan that we made to a customer in October 2024, in the amount of $250,000, which was fully repaid in December 2024. Beginning in November 2024, we made short-term borrowings from another lender in the total amount of $5,106,343, of which a portion had been repaid, leaving an outstanding balance as of June 30, 2025 of $2,603,223. While our increasing level of short-term borrowings from this lender have been made at a relatively high borrowing cost in terms of interest rate and fees, we have been able to meet our rising funding needs in this period in large part due to the timely responsiveness of this lender. In December 2024, we also received proceeds from the exercise of warrants issued in our August 2022 public offering in the amount of $160,400.

As of June 30, 2025, we had a cash balance of approximately $0.8 million and net working capital of approximately $3.2 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that, with our current credit sources, we will have sufficient cash to operate for at least the next 12 months.

Other Developments

We continue to monitor current international developments occurring in Ukraine and Israel. However, we do not believe that they will have a significant impact on either the domestic markets for our products or the international supply chains for our product components, which are largely sourced from Asia.

Presently, our two main raw material components, batteries and inverters, are imported from different suppliers in China and, until recently, were subject to fairly low tariff rates that had been in effect for several years. Beginning in April 2025, the new Trump Administration implemented a significant increase in tariff rates on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the suspension has recently been extended to early November 2025. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components. As a result, we do not anticipate having to purchase a significant level of such components at post-tariff prices for the next several months.

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

We believe that certain accounting policies, particularly those related to the recognition of revenues arising from the sales of our ESS products to customers of our business, could potentially affect our judgments and estimates used in the preparation of our financial statements. With regard to revenue recognition, the Company recognizes revenue in accordance with Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted on July 1, 2019 using the modified retrospective method, with no impact to the Company’s comparative financial statements. Revenues are recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

See “Note 1. Business and Summary of Significant Accounting Policies” of the notes to our financial statements for the fiscal year ended June 30, 2025, set forth below under, “Index to Financial Statements”, for a further description of our accounting policies and estimates. None of those policies are deemed to be critical accounting policies nor critical accounting estimates. As reflected in Note 1, Management has determined that the Company operates in only one reportable segment, which is the development and commercialization of energy storage products.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NeoVolta Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NeoVolta, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeoVolta, Inc. (the “Company”) as of June 30, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

September 29, 2025

NEOVOLTA INC.

Balance Sheets

	June 30,	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$794,836	$986,427
Accounts receivable, net	2,983,841	1,805,980
Inventory, net	2,137,912	1,787,308
Prepaid expenses and other current assets (including prepaid inventory in amount of $535,938 and -0- as of June 30, 2025 and 2024, respectively)	748,044	76,815
Total current assets	6,664,633	4,656,530

Other asset:
Lease right-of-use asset, net	140,540	–

Total assets	$6,805,173	$4,656,530

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$689,216	$5,316
Accrued liabilities	78,934	55,784
Lease liability	140,540	–
Short-term notes payable	2,603,223	–
Total current liabilities	3,511,913	61,100

Payable to line of credit lender	383,538	–
Total liabilities	3,895,451	61,100

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized,34,124,873 shares and 33,236,091 shares issued and outstanding, respectively	34,125	33,236
Additional paid-in capital	28,652,731	25,304,732
Accumulated deficit	(25,777,134)	(20,742,538)
Total stockholders' equity	2,909,722	4,595,430

Total liabilities and stockholders' equity	$6,805,173	$4,656,530

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Operations

	Year Ended June 30,
	2025	2024

Revenues from contracts with customers	$8,426,835	$2,645,072
Cost of goods sold	6,920,130	2,134,725
Gross profit	1,506,705	510,347

Operating expenses:
General and administrative	6,065,590	2,828,147
Research and development	157,305	19,154
Total operating expenses	6,222,895	2,847,301

Loss from operations	(4,716,190)	(2,336,954)

Other income (expense):
Interest income	2,011	33,644
Interest expense	(320,417)	–
Total other income (expense)	(318,406)	33,644

Net loss	$(5,034,596)	$(2,303,310)

Weighted average shares outstanding - basic and diluted	33,589,818	33,213,306

Net loss per share - basic and diluted	$(0.15)	$(0.07)

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Stockholders' Equity

Years Ended June 30, 2025 and 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2023	33,155,127	$33,155	$24,872,446	$(18,439,228)	$6,466,373

Stock compensation expense	80,964	81	432,286	–	432,367

Net loss	–	–	–	(2,303,310)	(2,303,310)

Balance at June 30, 2024	33,236,091	33,236	25,304,732	(20,742,538)	4,595,430

Stock compensation expense	289,870	290	2,101,198	–	2,101,488

Exercise of common stock warrants	55,412	55	160,345	–	160,400

Issuance of common stock in private offering	543,500	544	1,086,456	–	1,087,000

Net loss	–	–	–	(5,034,596)	(5,034,596)

Balance at June 30, 2025	34,124,873	$34,125	$28,652,731	$(25,777,134)	$2,909,722

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Statements of Cash Flows

	Year Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,034,596)	$(2,303,310)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	2,101,488	432,367
Amortization of ROU asset	80,570	–
Provision for expected credit losses/bad debt expense	(4,253)	540,000
Reserve for obsolete inventory	(90,000)	90,000
Changes in current assets and liabilities
Accounts receivable	(1,630,876)	(519,595)
Inventory	131,864	703,263
Prepaid expenses and other current assets	(606,429)	19,304
Accounts payable	683,900	5,316
Accrued expenses	23,150	16,293
Operating lease obligation	(80,570)	–
Net cash flows used in operating activities	(4,425,752)	(1,016,362)

Cash flows from financing activities:
Proceeds of private equity offering	1,087,000	–
Borrowings under line of credit	500,000	–
Repayments of line of credit	(116,462)	–
Borrowings under short-term nots payable	5,106,343	–
Repayments of short-term nots payable	(2,503,120)	–
Proceeds from exercise of common stock warrants	160,400	–
Net cash flows from financing activities	4,234,161	–

Net decrease in cash and cash equivalents	(191,591)	(1,016,362)

Cash and cash equivalents at beginning of period	986,427	2,002,789

Cash and cash equivalents at end of period	$794,836	$986,427

Supplemental disclosures of cash flow information:
Cash paid for interest	$136,580	$–
Cash paid for income taxes	–	–

Supplemental investing and financing activities:
ROU asset recognized from operating lease	$221,110	$–

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Notes to Financial Statements

June 30, 2025

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

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents.  Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. As of June 30, 2025, the Company maintained all of its accounts at one bank and the combined balances of all accounts at this bank were in excess of the FDIC insurance limit by $544,836.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The following table presents the components of inventory (net of reserve for obsolescence on assembly parts of zero and $90,000, respectively) as of June 30, 2025 and 2024:

	June 30,
	2025	2024

Raw materials, consisting of assembly parts, batteries and inverters	$2,014,252	$1,076,479
Work in process	–	89,386
Finished goods	123,660	621,443

Total	$2,137,912	$1,787,308

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, in California and several other states. In the year ended June 30, 2025, two such dealers represented approximately 41% and 23% of the Company’s revenues, however, no other dealers accounted for more than 10% of the revenues in such period. Those same two dealers plus one other one represented approximately 39%, 12% and 12% of the Company’s net accounts receivable as of June 30, 2025, however, no other dealers accounted for more than 10% of the accounts receivable as of June 30, 2025. In the year ended June 30, 2024, two such dealers represented approximately 20% and 14% of the Company’s revenues. Under its present contracts with customers, the Company’s sole performance obligation is the delivery of products to the customer. Since all of the Company’s revenue is currently generated from the sales of similar products delivered to customers in domestic locations, no further disaggregation of revenue information for the years ended June 30, 2025 and 2024 is provided.

Allowance for Expected Credit Losses – The Company recognizes an allowance for expected credit losses whenever a loss is expected to be incurred in the realization of a customer’s account. As of June 30, 2025 and 2024, our allowance for expected credit losses was $314,200 and $1,030,000, respectively.

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

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2025, the Company had total outstanding common stock equivalents of 2,937,512 shares as follows: (i) 1,806,362 shares related to restricted stock units granted to an officer and another employee in April 2024; (ii) 1,081,150 shares related to warrants issued to investors in the public offering completed in August 2022; and (iii) 50,000 shares related to restricted stock units granted to an officer in March 2022 (see Note 3).

Research and Development Costs – Research and development costs are expensed as incurred.

Use of Estimates – Management has made a number of estimates and assumptions in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Segment Information – Management has determined that the Company operates in one reportable segment, which is the development and commercialization of energy storage products. The Company's chief operating decision maker (CODM) is its Chief Executive Officer, who reviews financial information presented on a company-wide basis. The CODM primarily uses net loss, which is reported in the Statements of Operations, to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the assessment of segment performance and allocation of resources. The significant categories within net loss that the CODM regularly reviews are revenues from customers, cost of goods sold, and general and administrative expenses. Other expenses reported in the Company’s net loss include interest expense and research and development expenses.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards, including ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and prospective standards that are not yet effective, including ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense disaggregation disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, will not have a material impact on the Company’s financial position or results of operations upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Liquidity – These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern has been dependent upon our ability to obtain the necessary debt and equity financing to continue operations and the attainment of profitable operations.

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

On September 3, 2024, we entered into an agreement with a newly formed financing entity whereby we obtained a line of credit for borrowings of up to $5,000,000. Under this agreement, we are obligated to make periodic payments to the lender of accrued interest, at the rate of 16% per annum, on any outstanding borrowings that we make, with the principal and any unpaid accrued interest being due at maturity, which was subsequently extended to September 3, 2028 (see Note 6). In order to secure such borrowings, we have granted a security interest in all of our assets to the lender. As a condition of receiving this line of credit from the lender, we have agreed not to issue any securities pursuant to the Company’s Form S-3 (file number 333-280400), without the lender’s consent, so long as any borrowings remain outstanding. As of June 30, 2025, we had made net borrowings under this credit agreement in the amount of $383,538, leaving an available balance of $4,616,462. Accrued interest as of June 30, 2025 was $30,767.

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

In the month of November 2024, we initiated short-term borrowings from a commercial accounts receivable lender under a loan agreement allowing for borrowings, secured by certain property interests, of up to $4,000,000. As of June 30, 2025, we had made borrowings from this lender to finance customer shipments and related costs in the total amount of $5,106,343. The lender charges a placement fee of 1% on each borrowing and assesses interest at the rate of 2.5% per month on the outstanding borrowings. Borrowings are to be repaid upon the earlier of: (i) 120 days from the borrowing date; or (ii) receipt of payment from the customer. In the event of default, interest is assessed at the default rate of 1% per 7 days. Through June 30, 2025, we had repaid $2,503,120 of such borrowings, including accrued interest and fees, leaving an outstanding balance as of that date, including accrued interest and fees, of $2,603,223.

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

The following table presents activity with respect to the Company’s warrants for the years ended June 30, 2025 and 2024:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at July 1, 2023	1,179,750	$4.02	4.1	$–
Warrants issued	–	–
Warrants exercised/forfeited	–	–
Outstanding at June 30, 2024	1,179,750	4.02	3.1	–
Warrants issued	–	–
Warrants exercised/forfeited	(98,600)	(4.24)
Outstanding at June 30, 2025	1,081,150	$4.00	2.1	$–

Exercisable at June 30, 2025	1,081,150	$4.00	2.1	$–

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

Stock Compensation Expense – In April 2024, we entered into an employment agreement with a new Chief Executive Officer (“CEO”), providing for an initial term extending through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew it. Pursuant to the agreement, our new CEO received an initial equity grant equal to 1,280,000 restricted stock units (“RSUs”), with a grant date value of $2,854,000, which will vest over a four-year period, subject to his continued employment with the Company, and will be entitled to earn additional RSUs on each anniversary in the form of three annual performance-based equity grants. However, our Compensation Committee has not set any definitive targets, therefore, no additional grants have been made as of June 30, 2025.

In February 2025, we entered into an amended and restated employment agreement with our Chief Financial Officer (“CFO”). The initial term of the employment agreement ends on December 31, 2027 and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. Pursuant to the agreement, we issued our CFO an award of 240,000 RSUs vesting in four annual installments on each anniversary.

In February 2022, we entered into a new employment agreement with our CFO pursuant to which we issued him an RSU award for up to 300,000 shares of our common stock upon achieving two defined milestones. The first milestone was achieved as of January 1, 2023, and the underlying 250,000 shares of common stock were issued to our CFO as of that date. The second milestone was achieved as of January 1, 2024, and the underlying 50,000 shares of common stock are expected to be issued to our CFO at a later date.

In January 2025, we entered into an employment agreement with our new Chief Operating Officer (“COO”). The initial term of the employment agreement ends on December 31, 2027 and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. Pursuant to the agreement, we issued our COO an award of 150,000 RSUs vesting in three annual installments. Additionally, we entered into employment agreements with two other individuals in June 2024 and October 2024, and we issued them a total of 136,362 RSUs vesting in four annual installments. As a result, we presently have a total of 1,806,362 RSUs that have been issued to our three officers and two other individuals. For all of these awards, we have calculated the grant date value of such awards and are amortizing it as stock compensation expense over the underlying vesting periods. We have recognized stock compensation expense applicable to such RSU awards in the years ended June 30, 2025 and 2024 in the amounts of $1,011,405 and $214,992, respectively.

In February 2025, we entered into a referral agreement with a marketing company to market our products to qualified solar and energy storage system installers. The term of the referral agreement ends on December 31, 2026. Pursuant to the agreement, the only compensation that the marketing company will be entitled to receive will be through the issuance of shares of our common stock in exchange for reaching specified target levels of product sales, up to a maximum total of 2,000,000 shares for reaching a total of 2,500 units sold and paid for. In accordance with ASC 718, we are accounting for this agreement based on our periodic assessments of the probability of reaching such target levels. Based on that approach, we have recognized stock compensation expense as of June 30, 2025, in the amount of $165,000.

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 to be paid quarterly with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of June 30, 2025 and 2024, we booked an annual accrual of $195,000 of compensation expense (of which $175,500 will be settled through the issuance of shares) for our three independent directors under this plan.

In the year ended June 30, 2025, we recognized total non-cash stock compensation expense of $2,101,488 as follows: (i) $1,011,405 for the amortized value of the RSUs granted to our three officers and two other individuals; (ii) $175,500 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $515,498 for the fair value of the issuance of 174,650 shares of our common stock to two consultants for their advisory services in the area of energy regulatory and marketing matters; (iv) $234,085 for the grant date value of 78,565 shares of common stock to be issued to a distributor as a sales incentive pursuant to a February 2025 distribution agreement; and (v) $165,000 for the amortized value of the shares potentially issuable to a marketing company pursuant to a February 2025 referral agreement. There was a total of 289,870 shares of our common stock that were issued to various grantees for services in the year ended June 30, 2025, of which 125,620 shares were previously expensed in the year ended June 30, 2024.

In the year ended June 30, 2024, we recognized total non-cash stock compensation expense of $432,367 as follows: (i) $214,992 for the amortized value of the RSUs granted to our three executive officers and a non-executive recipient, as previously described; (ii) $175,500 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $29,450 for the net amortized value of the shares granted to various advisors under their annual service contracts; and (iv) $12,425 for the fair value of incentive shares earned by a wholesale dealer as of December 31, 2023 (see Note 5). There was a total of 80,964 shares of common stock that were issued to our independent directors in the year ended June 30, 2024, which were previously expensed in the year ended June 30, 2023.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Option Plan with an authorization for the issuance of up to 2,500,000 shares of common stock. In December 2024, the Plan was amended to increase the number of shares of common stock authorized for issuance by 5,000,000 shares. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors. As of June 30, 2025, we have made total awards of 2,615,054 shares under the Plan as follows: (i) 2,256,362 shares for the RSUs granted to our three executive officers and two non-executive recipients, as noted above; (ii) 153,808 shares for the services of our three independent directors in the years ended June 30, 2024 and 2023, pursuant to the new compensation plan adopted for independent directors in August 2022; and (iii) 204,884 shares granted to various consultants for their services and to wholesale dealers under an incentive sales program.

(4)	Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the federal statutory rate, compared to the Company’s income tax expense as reported, is as follows (rounded to nearest $00):

	Year Ended June 30,
	2025	2024

Income tax benefit computed at statutory rate	$747,900	$279,400
Change in valuation allowance	(747,900)	(279,400)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets at the currently enacted corporate income tax rate are as follows (rounded to nearest $00):

	June 30, 2025	June 30, 2024
Deferred income tax assets:
Net operating losses	$1,570,100	$824,300
Valuation allowance	(1,570,000)	(824,300)
Net deferred income tax assets	$–	$–

The Company has a cumulative tax operating loss carry forward as of June 30, 2025 of approximately $7,477,000, with an indefinite expiration period.

(5)	Commitments and Contingencies

Effective January 1, 2021, we secured new corporate and manufacturing office space under a sublease agreement with a company that served as our contract manufacturer at that time. Under the terms of the sublease agreement, we were required to make rental payments of $10,350 per month during the initial one-year term of the agreement. Further, under the terms of the sublease agreement, we were granted the right to renew the sublease for additional terms of 12 months each upon mutual agreement of both parties, provided thirty days’ notice is given for each subsequent term, at a modest increase in the monthly rent, through December 31, 2024. However, we were under no obligation to renew it. At inception of the sublease, management determined that exercise of the renewal option was not reasonably certain and, notwithstanding that the Company elected to renew the agreement for additional one year periods as of January 1, 2022, 2023 and 2024. Accordingly, we have accounted for it as a short-term lease under ASC 842, Leases. Effective December 31, 2024, the parties mutually agreed to a short-term extension of the sublease agreement, on essentially the same terms, through February 28, 2025. Prior to expiration of the extended sublease, the Company relocated its corporate and manufacturing office space to another facility in the same vicinity under a 13 month sublease agreement with the sublandlord, at a base rental of $18,638 per month. We are accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, the Company has capitalized the present value of the future lease obligations and is amortizing the related right-of-use asset on a straight-line basis each month over the term of the lease.

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

We are dependent on our two main component vendors for our suppliers of batteries, inverters and other raw materials and the inability of these single-source suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the suspension has recently been extended to early November 2025. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components. As a result, we do not anticipate having to purchase a significant level of such components at post-tariff prices for the next several months.

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

(6)	Subsequent Events

On July 4, 2025, Congress passed, and the President signed into law the One Big Beautiful Bill Act (“OBBB”). Among other provisions, it extends many of the expiring provisions from the Tax Cuts and Jobs Act of 2017 and phases out a number of clean energy tax incentives, including credits for the installation of residential solar panels. Based on our preliminary analysis, however, we do not expect passage of the OBBB to have a material impact on our business.

On July 23, 2025, we issued 78,565 shares of common stock to a wholesale distributor as a sales incentive pursuant to a February 2025 distribution agreement and 10,400 shares of common stock to a product marketing consultant pursuant to a February 2025 letter agreement, which were previously expensed in the year ended June 30, 2025 (see Note 3).

On August 22, 2025, we issued Non-Qualified Stock Options to a group of our employees to purchase a total of 144,000 shares of our common stock at the current stock price of $3.60 per share, pursuant to the provisions of our 2019 Stock Option Plan. These options are exercisable for a period of 5 years from the date of issuance and will become vested on a ratable basis over a period of 3 years from the date of issuance. Using the Black-Scholes valuation model, we have calculated that the total fair value of these options as of the date of issuance was approximately $342,400, and we will amortize this total amount to stock compensation expense on a straight-line basis over the 3-year vesting period of the options.

On September 5, 2025, we obtained a two year extension of the maturity date of our $5 million line of credit agreement from the lender to September 3, 2028 (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025, the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2025, largely due to our relatively small number of employees rendering a full segregation of various disclosure control duties impractical.

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

.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that there was a material weakness in our internal controls over financial reporting largely due to our relatively small number of employees rendering a full segregation of various accounting control and financial reporting duties, which includes multiple levels of review, impractical. Accordingly, our internal controls over financial reporting were not effective as of June 30, 2025.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” or a “non-accelerated filer.”

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

To our knowledge, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at June 30, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,500,000	$3.30	1,806,362

(1)	Represents shares of common stock issuable upon exercise of outstanding restricted stock units under our 2019 Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

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

3.	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
4.1	Form of Common Stock Purchase Warrant issued in July 2022 offering (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (file no. 333-264275)).
4.2	Form of Warrant Agent Agreement dated July 27, 2022 (incorporated by reference to exhibit 4.4 of the Company’s Form S-1 (file no. 333-264275)).
4.3	Description of the Company’s Securities (incorporated by reference to exhibit 4.6 to the Company’s Form 10-K filed September 27, 2022).
10.1	NeoVolta, Inc. 2019 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 10, 2024)
10.2+	Amended and Restated Employment Agreement between NeoVolta, Inc. and Steve Bond dated February 4, 2025 (incorporated by reference to exhibit 10.2 of the Company’s Form 10-Q filed February 7, 2025)
10.3**++	Distribution Agreement, dated as of October 7, 2019, between NeoVolta, Inc. and PMP Energy, LLC (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (file no. 333-264275)).
10.4**++	Exclusive Supply Agreement, effective as of August 30, 2021, by and between NeoVolta, Inc. and NingBo Deye Inverter Technology Co, Ltd. (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (file no. 333-264275)).
10.5+	Independent Director Agreement, dated April 11, 2022, by and between NeoVolta, Inc. and Susan Snow (incorporated by reference to exhibit 10.10 of the Company’s Form S-1 (file no. 333-264275)).
10.6+	Independent Director Agreement, dated April 7, 2022, by and between NeoVolta, Inc. and John Hass (incorporated by reference to exhibit 10.11 of the Company’s Form S-1 (file no. 333-264275)).
10.7+	Form of Amendment to Independent Director Agreement, dated November 4, 2022, by and between NeoVolta, Inc. and each of John Hass and Susan Snow (incorporated by reference to exhibit 10.13 to the Company’s Form 10-Q filed November 10, 2022)
10.8+	Employment Agreement between NeoVolta, Inc. and Ardes Johnson dated April 19, 2024 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed April 24, 2024)
10.9	Line of Credit Agreement between NeoVolta, Inc. and National Energy Modelers, Inc., dated September 3, 2024 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 4, 2024)
19.1	Insider Trading Policy (incorporated by reference to exhibit 19.1 to the Company’s Form 10-K filed September 27, 2024)
23.1*	Consent of MaloneBailey, LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	NeoVolta, Inc. Restatement Recoupment Policy (incorporated by reference to exhibit 97.1 to the Company’s Form 10-K filed September 27, 2024)
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: September 29, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ardes Johnson	Chief Executive Officer and Director	September 29, 2025
Ardes Johnson	(Principal Executive Officer)

/s/ Steve Bond	Chief Financial Officer and Director	September 29, 2025
Steve Bond	(Principal Financial & Accounting Officer)

/s/ Chandler Weeks	Director	September 29, 2025
Chandler Weeks

/s/ Susan Snow	Director	September 29, 2025
Susan Snow

/s/ John Hass	Director	September 29, 2025
John Hass

