Form 10-Q
period 2025-09-30
NeoVolta Inc.
filed 2025-11-10
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of November 10, 2025, was 34,737,923 shares.

NEOVOLTA, INC.

FORM 10-Q

SEPTEMBER 30, 2025

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

All forward-looking statements speak only at the date of the filing of this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the SEC on September 29, 2025. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEOVOLTA, INC.

Balance Sheets

(Unaudited)

	September 30,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$889,819	$794,836
Accounts receivable, net	5,210,379	2,983,841
Inventory, net	1,478,780	2,137,912
Prepaid expenses and other current assets (including prepaid inventory in amounts of $559,134 and $535,938, respectively)	778,415	748,044
Total current assets	8,357,393	6,664,633

Other asset:
Lease right-of-use asset, net	89,575	140,540

Total assets	$8,446,968	$6,805,173

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$136,363	$689,216
Accrued liabilities	512,052	78,934
Lease liability	89,575	140,540
Short-term notes payable	4,142,275	2,603,223
Advance received for Stock Subscription	800,000	–
Total current liabilities	5,680,265	3,511,913

Payable to line of credit lender	633,538	383,538
Total liabilities	6,313,803	3,895,451

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,213,838 shares and 34,124,873 shares issued and outstanding, respectively	34,214	34,125
Additional paid-in capital	29,119,407	28,652,731
Accumulated deficit	(27,020,456)	(25,777,134)
Total stockholders' equity	2,133,165	2,909,722

Total liabilities and stockholders' equity	$8,446,968	$6,805,173

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024

Revenues from contracts with customers	$6,650,258	$590,236
Cost of goods sold	5,073,006	497,389
Gross profit	1,577,252	92,847

Operating expenses:
General and administrative	2,374,668	1,050,119
Research and development	56,912	8,617
Total operating expenses	2,431,580	1,058,736

Loss from operations	(854,328)	(965,889)

Other income (expense):
Interest expense	(389,134)	–
Interest income	140	1,395
Total other income (expense)	(388,994)	1,395

Net loss	$(1,243,322)	$(964,494)

Weighted average shares outstanding - basic and diluted	34,193,531	33,244,061

Net loss per share - basic and diluted	$(0.04)	$(0.03)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Stockholders' Equity

Three Months Ended September 30, 2025 and 2024

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2025	34,124,873	$34,125	$28,652,731	$(25,777,134)	$2,909,722

Stock compensation expense	88,965	89	466,676	–	466,765

Net loss	–	–	–	(1,243,322)	(1,243,322)

Balance at September 30, 2025	34,213,838	$34,214	$29,119,407	$(27,020,456)	$2,133,165

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2024	33,236,091	$33,236	$25,304,732	$(20,742,538)	$4,595,430

Stock compensation expense	9,776	10	265,389	–	265,399

Net loss	–	–	–	(964,494)	(964,494)

Balance at September 30, 2024	33,245,867	$33,246	$25,570,121	$(21,707,032)	$3,896,335

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,243,322)	$(964,494)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	466,765	265,399
Amortization of ROU asset	50,965	–
Provision for expected credit losses/bad debt expense	135,800	85,250
Changes in current assets and liabilities
Accounts receivable	(2,362,338)	(229,954)
Inventory	977,697	19,684
Prepaid insurance and other current assets	(410,074)	38,409
Accounts payable	(491,715)	211,017
Accrued expenses	433,118	(18,342)
Operating lease obligation	(50,965)	–
Net cash flows used in operating activities	(2,494,069)	(593,031)

Cash flows from financing activities:
Borrowings under line of credit	250,000	–
Borrowings under short-term notes payable	4,199,549	–
Repayments of short-term notes payable	(2,660,497)	–
Advance received for Stock Subscription	800,000	–
Net cash flows provided by financing activities	2,589,052	–

Net increase (decrease) in cash and cash equivalents	94,983	(593,031)

Cash and cash equivalents at beginning of period	794,836	986,427

Cash and cash equivalents at end of period	$889,819	$393,396

Supplemental disclosures of cash flow information
Cash paid for interest	$290,856	$–
Cash paid for income taxes	–	–

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

Interim Financial Information – The Company has prepared the accompanying financial statements, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position as of September 30, 2025, the results of its operations for the three month periods ended September 30, 2025 and 2024, the changes in its stockholders’ equity for the three month periods ended September 30, 2025 and 2024, and cash flows for the three month periods ended September 30, 2025 and 2024. The balance sheet as of June 30, 2025 has been derived from the Company’s June 30, 2025 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the SEC on September 29, 2025.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents.  Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, per bank. At September 30, 2025, the Company maintained all of its accounts at one bank and the combined balances of all accounts at this bank was in excess of the FDIC insurance limit by $639,819.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The following table presents the components of inventory as of September 30, 2025 and June 30, 2025:

	September 30,	June 30,
	2025	2025
Raw materials, consisting of assembly parts, batteries and inverters	$1,339,624	$2,014,252
Work in process	–	–
Finished goods	139,156	123,660

Total	$1,478,780	$2,137,912

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, in California and several other states. Four such dealers represented approximately 35%, 18%, 11% and 11% of the Company’s revenues in the three months ended September 30, 2025, however, no other dealers accounted for more than 10% of the revenues in such period. Three dealers represented approximately 22%, 15% and 15% of the Company’s accounts receivable as of September 30, 2025. Three dealers represented approximately 37%, 26% and 13% of the Company’s revenues in the three months ended September 30, 2024. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the three months ended September 30, 2025 and 2024 is provided.

Allowance for Expected Credit Losses – The Company recognizes an allowance for expected credit losses based on the assessed risk of loss for a customer's account, reflecting the net amount expected to be collected. As of September 30, 2025 and June 30, 2025, our allowance for expected credit losses was $450,000 and $314,200, respectively.

Stock Compensation Expense – Employee and non-employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2025, the Company had total outstanding common stock equivalents of 2,948,150 shares as follows: (i)1,670,000 shares related to restricted stock units granted to three officers since April 2024; (ii) 1,081,150 shares related to warrants issued to investors in the public offering completed in August 2022; (iii) 147,000 shares for Non-Qualified Stock Options granted to employees in August 2025; and (iv) 50,000 shares related to restricted stock units granted to an officer in March 2022 (see Note 3).

Research and Development Costs – Research and development costs are expensed as incurred.

Use of Estimates – Management has made a number of estimates and assumptions in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards, including ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and prospective standards that are not yet effective, including ASU 2024-03, Income   Statement – Reporting Comprehensive Income – Expense disaggregation disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, are not expected to have a significant impact on the Company’s financial statement disclosures upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

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

On September 3, 2024, we entered into an agreement with a newly formed financing entity whereby we obtained a line of credit for borrowings of up to $5,000,000. Under this agreement, we are obligated to make periodic payments to the lender of accrued interest, at the rate of 16% per annum, on any outstanding borrowings that we make, with the principal and any unpaid accrued interest being due at maturity on September 3, 2028. In order to secure such borrowings, we have granted a security interest in all of our assets to the lender. As a condition of receiving this line of credit from the lender, we have agreed not to issue any securities pursuant to the Company’s Form S-3 (file number 333-280400), without the lender’s consent, so long as any borrowing remains outstanding. As of September 30, 2025, we had made net borrowings under this credit agreement in the amount of $633,538, leaving an available balance of $4,366,462. Accrued interest as of September 30, 2025 was $48,646.

In the month of November 2024, we initiated short-term borrowings from a commercial accounts receivable lender under a loan agreement allowing for borrowings, secured by certain property interests, of up to a principal amount of $4,000,000. In the three months ended September 30, 2025, we made borrowings from this lender to finance customer shipments and related costs in the total amount of $4,199,549. The lender charges a placement fee of 1% on each borrowing and assesses interest at the rate of 2.5% per month on the outstanding borrowings. Borrowings are to be repaid upon the earlier of: (i) 120 days from the borrowing date; or (ii) receipt of payment from the customer. In the event of default, interest is assessed at the default rate of 1% per 7 days. In the three months ended September 30, 2025, we repaid $2,660,497 of such borrowings, including accrued interest and fees, leaving an outstanding balance as of that date, including accrued interest and fees, of $4,142,275 (see Note 5).

(3)	Equity

Common Stock – In September 2025, the Company commenced plans for a private equity offering of shares of its common stock to accredited investors. As of September 30, 2025, the Company had received a cash deposit from a potential investor in the amount of $800,000. Pending the subsequent closing of the offering, of which there is no assurance, the Company has accounted for it as an advance received for stock subscription under current liabilities on its balance sheet as of September 30, 2025.

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

Warrants – As of September 30, 2025, there were outstanding Warrants for a total of 1,081,150 shares of common stock issued to investors which are exercisable at any time up to August 1, 2027. The Warrants may be exercised upon payment of the exercise price in cash on or prior to the expiration date. Under the terms of the Warrant Agreement, we must use our best efforts to maintain the effectiveness of the registration statement and current prospectus relating to common stock issuable upon exercise of the Warrants until the expiration of the Warrants. If we fail to maintain the effectiveness of the registration statement and current prospectus relating to the common stock issuable upon exercise of the Warrants, the holders of the Warrants shall have the right to exercise the Warrants solely via a cashless exercise feature provided for in the Warrants, until such time as there is an effective registration statement and current prospectus.

The following table presents activity with respect to the Company’s warrants for the three months ended September 30, 2025:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2025	1,081,150	$4.00	2.1
Warrants issued	–	–
Warrants exercised/forfeited	–	–
Outstanding at September 30, 2025	1,081,150	$4.00	1.8	$497,329
Exercisable at September 30, 2025	1,081,150	$4.00	1.8	$497,329

These warrants were issued in conjunction with an underwritten public equity offering, therefore, there was no employee or non-employee compensation expense recognized.

Stock Compensation Expense – On August 22, 2025, we issued Non-Qualified Stock Options to a group of our non-executive employees to purchase a total of 147,000 shares of our common stock at the current stock price of $3.60 per share, pursuant to the provisions of our 2019 Stock Option Plan. These options are exercisable for a period of 5 years from the date of issuance and will become vested on a ratable basis over a period of 3 years from the date of issuance. Using the Black-Scholes valuation model, and assuming expected volatility of 78.6% and current interest rate of 4.3%, we have calculated that the total fair value of these options as of the date of issuance was approximately $349,500, and we are amortizing this total amount to stock compensation expense on a straight-line basis over the 3-year vesting period of the options.

The following table presents activity with respect to our Non-Qualified Stock Options for the three months ended September 30, 2025:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2025	–	–
Options issued	147,000	$3.60
Options exercised/forfeited	–	–
Outstanding at September 30, 2025	147,000	$3.60	4.8	$126,420
Exercisable at September 30, 2025	–	$3.60	4.8	$–

In April 2024, we entered into an employment agreement with a new Chief Executive Officer (“CEO”), providing for an initial term extending through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew it. Pursuant to the agreement, our new CEO received an initial equity grant equal to 1,280,000 restricted stock units (“RSU’s”), with a grant date value of $2,854,000, which will vest over a four-year period, subject to his continued employment with the Company, and will be entitled to earn additional RSU’s on each anniversary in the form of three annual performance-based equity grants, beginning in the year ending June 30, 2025, with a target value of up to $660,000 each. However, our Compensation Committee has not set any definitive targets, therefore, no additional grants have been made as of September 30, 2025.

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

In January 2025, we entered into an employment agreement with our former Chief Operating Officer and current Chief Business Officer (“CBO”). The initial term of the employment agreement ends on December 31, 2027 and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. Pursuant to the agreement, we issued our CBO an award of 150,000 RSUs vesting in three annual installments. As a result, we presently have a total of 1,670,000 RSUs that have been issued to our three officers. For all of these awards, we have calculated the grant date value of such awards and are amortizing it as stock compensation expense over the underlying vesting periods. We have recognized stock compensation expense applicable to such RSU awards in the three months ended September 30, 2025 and 2024 in the amounts of $293,025 and $221,524, respectively (see Note 5).

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

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of September 30, 2025 and 2024, we booked an accrual of $48,750 of compensation expense (of which $43,875 will be settled through the issuance of shares) for our three independent directors under this plan.

In the three months ended September 30, 2025, we recognized total non-cash stock compensation expense of $466,765 as follows: (i) $293,025 for the amortized value of the RSUs granted to our three executive officers; (ii) $43,875 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $117,418 for the value of the shares issuable to a distribution company pursuant to a April 2025 distribution agreement; and (iv) $12,447 for the amortized value of the Non-Qualified Stock Options issued to non-executive employees in August 2025. There was a total of 88,965 shares of our common stock that were issued to various grantees for services in the three months ended September 30, 2025, all of which were previously expensed in the year ended June 30, 2025.

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

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. In December 2024, the Plan was amended to increase the number of shares of common stock authorized for issuance by 5,000,000 shares. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of September 30, 2025, we have made total awards of 2,669,219 shares under the Plan as follows: (i) RSUs for 2,120,000 shares granted to our executive officers, as noted above; (ii) 197,335 shares for the initial services of our three independent directors in the years ended June 30, 2025, 2024 and 2023, pursuant to the compensation plan adopted in August 2022 for independent directors; (iii) 204,884 shares granted to various consultants for their services and to wholesale dealers under an incentive sales program; and (iv) Non-Qualified Stock Options to purchase 147,000 shares granted to employees in August 2025.

(4)	Commitments and Contingencies

Effective February 1, 2025, the Company relocated its corporate and manufacturing office space to a nearby facility in Poway, California, under a 13 month sublease agreement with the sublandlord, at a base rental of $18,638 per month. We are accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, the Company has capitalized the present value of the future lease obligations and is amortizing the related right-of-use asset on a straight-line basis each month over the term of the lease.

We are dependent on our two main component vendors for our suppliers of batteries, inverters and other raw materials and the inability of these single-source suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the suspension has been extended to November 2025, subject to judicial review. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components.

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

Asset Purchase Agreement -

On October 15, 2025, we closed an Asset Purchase Agreement (the “Agreement”) with Neubau Energy Inc. (“Neubau”), a privately-owned company based in California, and its shareholders, whereby the Company acquired substantially all of Neubau’s assets consisting mostly of intellectual property and other intangible assets along with a relatively small amount of tangible inventory and fixed assets. Neubau has developed a proprietary battery storage module but has not had any commercial sales of the product. With this acquisition, the Company is able to produce and sell Neubau’s proprietary module, which is a complement to the Company’s products.

The total consideration paid at closing was approximately $1.5 million consisting of cash in the amount of $500,000 and 200,000 shares of the Company’s common stock. The Company will also pay Neubau a royalty of $10.00 per unit of Neubau’s proprietary module sold by the Company for a period of three years following the closing. Additionally, Neubau has the right to receive up to 4,000,000 additional shares of the Company’s common stock if certain sales milestones related to Neubau’s proprietary product are met within specified time periods through December 31, 2028. The Company is planning to account for this transaction as an acquisition of assets and plans to assign the total purchase price paid at closing to the fair value of the assets acquired.

In conjunction with closing the asset purchase, we entered into employment agreements with the two principals of Neubau covering a three year period ending September 30, 2028. One of the principals was appointed as the Company’s Chief Operating Officer replacing our former Chief Operating Officer engaged in January 2025 in that capacity (see Note 3), and our former Chief Operating Officer has now been re-designated as our Chief Product Officer. The other principal was appointed as our Chief Technology Officer. Pursuant to their employment agreements, we granted each of the two new officers an award of 450,000 RSUs (900,000 RSUs in total), vesting in three annual installments.

Other Reportable Events

Effective October 1, 2025, we entered into an extension of our sublease agreement with the sublandlord on our corporate and manufacturing office space from an expiration date of February 28, 2026 to March 31, 2031. Future undiscounted lease payments under the extended lease agreement are approximately $1.2 million, exclusive of operating expenses and obligations under the existing lease agreement. We will capitalize the present value of the future lease obligations under the extended sublease agreement and amortize the related right-of-use asset on a straight-line basis over the term of the extended lease (see Note 4).

On October 15, 2025, we entered into an Exchange Agreement with our commercial lender who has provided short-term financing to us for customer shipments and related costs under a loan agreement beginning in November 2024. Pursuant to a negotiated exchange ratio in the Exchange Agreement, we issued 200,000 shares of our common stock to the lender in exchange for reducing the outstanding principal loan balance that we owed to the lender in the amount of $500,000 (see Note 2).

On October 16, 2025, we issued a total of 47,757 shares of our common stock to the three independent members of our Board of Directors as consideration for their services rendered in the year ended June 30, 2025. We recognized the underlying expense for such services in the year ended June 30, 2025.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission on September 29, 2025 (the “Annual Report”).

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

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three-month periods ended September 30, 2025 and 2024, as reported in our financial statements included in Item 1.

Comparison of three months ended September 30, 2025 versus three months ended September 30, 2024

Revenues - Revenues from contracts with customers for the three months ended September 30, 2025 were $6,650,258 compared to $590,236 for the three months ended September 30, 2024. Such increase in our revenues was primarily due to the rapid expansion of various new sales channels outside of our traditional focus on the local installer market in the Southern California area while maintaining essentially the same price points since the engagement of our new chief executive officer in April 2024.

Cost of Goods Sold - Cost of goods sold for the three months ended September 30, 2025 were $5,073,006 compared to $497,389 for the three months ended September 30, 2024. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 24% and 16%, respectively, with the increase due to manufacturing efficiencies and the correction of a prior period entry.

General and Administrative Expense - General and administrative expenses for the three months ended September 30, 2025 were $2,374,668 compared to $1,050,119 for the three months ended September 30, 2024. Such increase was mainly due to our engagement of a new chief executive officer, who was engaged at an annual salary of $350,000 and also received a 4 year amortizing equity award of $2,854,000, as well as the hiring of several other employees since April 2024. The addition of these personnel has resulted in a higher level of both cash compensation expense and other associated expenses, such as marketing and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the three months ended September 30, 2025 were $56,912 compared to $8,617 for the three months ended September 30, 2024. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Other Income and Expense - Interest expense for the three months ended September 30, 2025 was $389,134 compared to zero for the three months ended September 30, 2024, reflecting interest attributable to borrowings made under our lender credit arrangements obtained since September 30, 2024. Interest income for the three months ended September 30, 2025 was $140 compared to $1,395 for the three months ended September 30, 2024. This decrease was due to our lower level of investable cash in the three months ended September 30, 2025.

Net Loss - Net loss for the three months ended September 30, 2025 was $1,243,322 compared to $964,494 for the three months ended September 30, 2024, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the three months ended September 30, 2025 was $2,494,069 compared to $593,031 in the three months ended September 30, 2024. This increase was largely due to the current period increase in our comparative net loss, primarily resulting from an increase in our previously noted cash operating expenses for personnel and related costs, as well as the relatively higher changes in our net working capital needs, including recent stockpiling and prepayment of inventory, on a comparative basis.

Financing activities. Net cash provided by financing activities in the three months ended September 30, 2025 was $2,589,052, compared to zero in the three months ended September 30, 2024. Beginning in November 2024, we have made short-term borrowings from two private lenders, primarily to finance inventory purchases. In the three months ended September 30, 2025 we made borrowings from these lenders in the amount of $4,199,549 and repayments in the amount of $2,660,497. Additionally, we received a cash deposit from an investor for an advance subscription under our planned new private equity offering.

As of September 30, 2025, we had a cash balance of approximately $0.9 million and net working capital of approximately $2.7 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that, with our current credit sources, we will have sufficient cash to operate for at least the next 12 months.

Other Developments

We continue to monitor current international developments occurring in Ukraine and Israel. However, we do not believe that they will have a significant impact on either the domestic markets for our products or the international supply chains for our product components, which are largely sourced from Asia.

Presently, our two main raw material components, batteries and inverters, are imported from different suppliers in China and, until recently, were subject to fairly low tariff rates that had been in effect for several years. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the suspension has been extended to November 2025, subject to judicial review. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components. As a result, we do not anticipate having to purchase a significant level of such components at post-tariff prices for the next several months.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. See “Note 1. Business and Summary of Significant Accounting Policies” of the Notes to Financial Statements set forth above and under “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the SEC on September 29, 2025, for a further description of our critical accounting policies and estimates.

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

As of September 30, 2025, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the SEC on September 29, 2025 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended June 30, 2025, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, we issued 78,565 shares of common stock to a distributor pursuant to a distribution agreement. The issuance was made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act.

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

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
2.1+	Asset Purchase Agreement dated October 1, 2025 by and among NeoVolta, Inc., Neubau Energy Inc. and the shareholders of Neubau Energy Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 8-K filed October 7, 2025)
3.1	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
10.1	Employment Agreement dated October 1, 2025 between NeoVolta, Inc. and Amany Ibrahim (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed October 7, 2025)
10.2	Employment Agreement dated October 1, 2025 between NeoVolta, Inc. and Thomas Enzendorfer (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed October 7, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________

* Filed herewith.

+       Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOVOLTA, INC.

November 10, 2025	/s/ H. Ardes Johnson

H. Ardes Johnson

Chief Executive Officer

(Principal Executive Officer)

November 10, 2025	/s/ Steve Bond

Steve Bond

Chief Financial Officer

(Principal Financial/Accounting Officer)

