Form 10-Q
period 2025-12-31
NeoVolta Inc.
filed 2026-02-13
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2025

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of February 13, 2026, was 42,577,923 shares.

NEOVOLTA, INC.

FORM 10-Q

DECEMBER 31, 2025

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NEOVOLTA, INC.

Balance Sheets

(Unaudited)

	December 31,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$242,434	$794,836
Accounts receivable, net	5,309,309	2,983,841
Inventory, net	1,855,673	2,137,912
Prepaid expenses and other current assets (including prepaid inventory in amounts of $276,887 and $535,938, respectively)	376,584	748,044
Total current assets	7,784,000	6,664,633

Property and equipment	99,517	–
Accumulated depreciation	(6,550)	–
Net property and equipment	92,967	–

Intellectual property (net of accumulated amortization of $101,733)	1,296,750	–

Other assets:
Lease right-of-use asset, net	866,464	140,540
Miscellaneous assets	73,185	–

Total assets	$10,113,366	$6,805,173

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$417,263	$689,216
Accrued liabilities	330,298	78,934
Lease liability	81,646	140,540
Short-term notes payable	2,878,890	2,603,223
Total current liabilities	3,708,097	3,511,913

Payable to line of credit lender	633,538	383,538
Lease liability	769,094	–
Total liabilities	5,110,729	3,895,451

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,195,684 shares and 34,124,873 shares issued and outstanding, respectively	36,195	34,125
Additional paid-in capital	37,525,697	28,652,731
Accumulated deficit	(32,559,255)	(25,777,134)
Total stockholders' equity	5,002,637	2,909,722

Total liabilities and stockholders' equity	$10,113,366	$6,805,173

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2025	2024

Revenues from contracts with customers	$4,645,517	$1,071,581
Cost of goods sold	3,872,995	747,670
Gross profit	772,522	323,911

Operating expenses:
General and administrative	5,081,966	1,228,517
Research and development	58,795	42,324
Depreciation and amortization	108,283	–
Total operating expenses	5,249,044	1,270,841

Loss from operations	(4,476,522)	(946,930)

Other income (expense):
Loss on debt exchanges	(858,002)	–
Interest expense	(204,700)	(24,546)
Interest income	425	339
Total other income (expense)	(1,062,277)	(24,207)

Net loss	$(5,538,799)	$(971,137)

Weighted average shares outstanding - basic and diluted	35,008,993	33,301,150

Net loss per share - basic and diluted	$(0.16)	$(0.03)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Operations

(Unaudited)

	Six Months Ended
	December 31,
	2025	2024

Revenues from contracts with customers	$11,295,775	$1,661,817
Cost of goods sold	8,946,001	1,245,059
Gross profit	2,349,774	416,758

Operating expenses:
General and administrative	7,456,634	2,278,636
Research and development	115,707	50,941
Depreciation and amortization	108,283	–
Total operating expenses	7,680,624	2,329,577

Loss from operations	(5,330,850)	(1,912,819)

Other income (expense):
Loss on debt exchanges	(858,002)	–
Interest expense	(593,834)	(24,546)
Interest income	565	1,734
Total other income (expense)	(1,451,271)	(22,812)

Net loss	$(6,782,121)	$(1,935,631)

Weighted average shares outstanding - basic and diluted	34,601,262	33,300,247

Net loss per share - basic and diluted	$(0.20)	$(0.06)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Stockholders' Equity

Six Months Ended December 31, 2025 and 2024

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2025	34,124,873	$34,125	$28,652,731	$(25,777,134)	$2,909,722

Stock compensation expense	88,965	89	466,676	–	466,765
Net loss	–	–	–	(1,243,322)	(1,243,322)

Balance at September 30, 2025	34,213,838	34,214	29,119,407	(27,020,456)	2,133,165

Stock compensation expense	215,179	215	2,552,054	–	2,552,269
Issuance of common stock for asset acquisition	200,000	200	997,800	–	998,000
Issuance of common stock for debt exchanges	366,667	366	1,857,636	–	1,858,002
Issuance of common stock in private offering	1,200,000	1,200	2,998,800		3,000,000
Net loss	–	–	–	(5,538,799)	(5,538,799)

Balance at December 31, 2025	36,195,684	$36,195	$37,525,697	$(32,559,255)	$5,002,637

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2024	33,236,091	$33,236	$25,304,732	$(20,742,538)	$4,595,430

Stock compensation expense	9,776	10	265,389	–	265,399
Net loss	–	–	–	(964,494)	(964,494)

Balance at September 30, 2024	33,245,867	33,246	25,570,121	(21,707,032)	3,896,335

Stock compensation expense	115,844	116	214,574	–	214,690
Exercise of common stock warrants	55,412	55	160,345	–	160,400
Net loss	–	–	–	(971,137)	(971,137)

Balance at December 31, 2024	33,417,123	$33,417	$25,945,040	$(22,678,169)	$3,300,288

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,782,121)	$(1,935,631)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	3,019,034	480,089
Loss on debt exchanges	858,002	–
Depreciation and other amortization expense	108,283	–
Amortization of right-of-use asset	80,244	–
Provision for expected credit losses/bad debt expense	271,404	218,441
Changes in current assets and liabilities
Accounts receivable	(2,596,872)	(68,575)
Inventory	282,239	(245,950)
Other long term assets	(73,185)	–
Prepaid insurance and other current assets	353,154	76,815
Operating lease obligation	(77,662)	–
Accounts payable	(271,953)	33,149
Accrued expenses	251,364	(9,668)
Net cash flows used in operating activities	(4,578,069)	(1,451,330)

Cash flows used in investing activities:
Addition of assets for cash	(500,000)	–
Net cash flows used in investing activities	(500,000)	–

Cash flows from financing activities:
Issuance of common stock in private offering	3,000,000	–
Borrowings under line of credit	250,000	500,000
Repayments of line of credit	–	(116,462)
Borrowings under short-term notes payable	6,448,725	389,732
Repayments of short-term notes payable	(5,173,058)	(140,021)
Proceeds from exercise of common stock warrants	–	160,400
Net cash flows provided by financing activities	4,525,667	793,649

Net increase (decrease) in cash and cash equivalents	(552,402)	(657,681)
Cash and cash equivalents at beginning of period	794,836	986,427
Cash and cash equivalents at end of period	$242,434	$328,746

Supplemental disclosures of cash flow information
Cash paid for interest	$604,835	$9,306
Cash paid for income taxes	–	–
Cash paid for amounts included in operating lease liabilities	111,828	–
Supplemental disclosures of financing and investing activities
Issuance of common stock for debt exchanges	1,858,002	–
Addition of assets for common stock	998,000	–
Right-of-use assets obtained for operating lease liabilities	787,862	–

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

Interim Financial Information – The Company has prepared the accompanying financial statements, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s financial position as of December 31, 2025, the results of its operations for the three and six month periods ended December 31, 2025 and 2024, the changes in its stockholders’ equity for the three and six month periods ended December 31, 2025 and 2024, and cash flows for the six month periods ended December 31, 2025 and 2024. The balance sheet as of June 30, 2025 has been derived from the Company’s June 30, 2025 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the SEC on September 29, 2025.

Acquisitions – The Company evaluates acquisitions to first determine whether a set of assets acquired constitutes a business and should be accounted for as a business combination. If the assets acquired are not a business, the transaction is accounted as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) 805-50, Asset Acquisitions (“ASC 805-50”), which requires the acquiring entity to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, except for non-qualifying assets including financial assets such as inventory.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents.  Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, per bank. At December 31, 2025, the Company maintained all of its accounts at one bank and the combined balances of all accounts was less than the FDIC insurance limit.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The following table presents the components of inventory as of December 31, 2025 and June 30, 2025:

	December 31,	June 30,
	2025	2025
Raw materials, consisting of assembly parts, batteries and inverters	$894,243	$2,014,252
Work in process	–	–
Finished goods	961,430	123,660
Total	$1,855,673	$2,137,912

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and distributors, in California, Texas and several other states. Two such customers represented approximately 61% and 15% of the Company’s revenues in the three months ended December 31, 2025, however, no other dealers accounted for more than 10% of the revenues in such period. Those same two customers represented approximately 46% and 12% of the Company’s revenues in the six months ended December 31, 2025. Those same two customers also represented approximately 54% and 20% of the Company’s accounts receivable as of December 31, 2025. Two customers represented approximately 37% and 34% of the Company’s revenues in the three months ended December 31, 2024. Two customers represented approximately 35% and 33% of the Company’s revenues in the six months ended December 31, 2024. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the three and six months ended December 31, 2025 and 2024 is provided.

Allowance for Expected Credit Losses – The Company recognizes an allowance for expected credit losses based on the assessed risk of loss for a customer's account, reflecting the net amount expected to be collected. As of December 31, 2025 and June 30, 2025, our allowance for expected credit losses was $186,000 and $314,200, respectively.

Depreciation Expense – Depreciation expense applicable to property and equipment acquired in an acquisition of assets in October 2025 is recognized on a straight-line basis over their estimated useful lives ranging from 1 to 7 years (see Note 4).

Amortization Expense – Amortization expense applicable to intellectual property acquired in an acquisition of assets in October 2025 is recognized on a straight-line basis over their estimated useful lives ranging from an average of 5 years for licensed technology to 10 years for owned technology (see Note 4).

Impairment Expense – The Company accounts for impairment expense in accordance with the provisions of ASC 350-30, General Intangibles Other Than Goodwill, for intellectual property and ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, for other property and equipment.

Stock Compensation Expense – Employee and non-employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Long Term Leases – The Company accounts for long term operating leases in excess of 12 months in accordance with the provisions of ASU 2016-02, Leases (Topic 842). Accordingly, the Company capitalizes the present value of the future lease obligations while recognizing an offsetting lease liability and amortizes the related right-of-use asset each month over the term of the lease.

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2025, the Company had total outstanding common stock equivalents of 4,297,803 shares as follows: (i) 3,019,653 shares related to restricted stock units granted to five officers since April 2024; (ii) 1,081,150 shares related to warrants issued to investors in the public offering completed in August 2022; (iii) 147,000 shares for Non-Qualified Stock Options granted to employees in August 2025; and (iv) 50,000 shares related to restricted stock units granted to an officer in March 2022 (see Note 3).

Research and Development Costs – Research and development costs are expensed as incurred.

Fair Value Measurement - Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Assets and liabilities that are carried at fair value are classified and disclosed in one of the following three categories:

Level 1 -   Inputs represent unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 -   Inputs include quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and

Level 3 -   Inputs are unobservable and considered significant to fair value measurement.

As more fully described in Note 4, we have accounted for our acquisition of tangible and intangible assets from another company in October 2025 by allocating the total purchase price paid at closing to the fair value of the assets acquired.

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

As disclosed in Note 2, we entered into an agreement with a financing entity in September 2024 whereby we have obtained a line of credit for borrowings of up to $5,000,000, in order to meet any near-term borrowing needs. As a result, we believe that we will have sufficient financial availability between our current credit sources and our recent private equity offering in December 2025 (see Note 3), in order to operate our business for at least the next 12 months from the date these financial statements are issued.

(2)        Debt

On September 3, 2024, we entered into an agreement with a newly formed financing entity whereby we obtained a line of credit for borrowings of up to $5,000,000. Under this agreement, we are obligated to make periodic payments to the lender of accrued interest, at the rate of 16% per annum, on any outstanding borrowings that we make, with the principal and any unpaid accrued interest being due at maturity on September 3, 2028. In order to secure such borrowings, we have granted a security interest in all of our assets to the lender. As of December 31, 2025, we had made net borrowings under this credit agreement in the amount of $633,538, leaving an available balance of $4,366,462. Accrued interest as of December 31, 2025 was $74,195.

In the month of November 2024, we initiated short-term borrowings from a commercial accounts receivable lender under a loan agreement allowing for borrowings, secured by certain property interests, of up to a principal amount of $4,000,000. In the six months ended December 31, 2025, we made borrowings from this lender to finance customer shipments and related costs in the total amount of $6,448,725. The lender charges a placement fee of 1% on each borrowing and assesses interest at the rate of 2.5% per month on the outstanding borrowings. Borrowings are to be repaid upon the earlier of: (i) 120 days from the borrowing date; or (ii) receipt of payment from the customer. In the event of default, interest is assessed at the default rate of 1% per 7 days. In the six months ended December 31, 2025, we repaid $5,173,058 of such borrowings, including accrued interest and fees, and converted a total of $1,000,000 of loan principal into equity (see Note 3), leaving an outstanding balance as of that date, including accrued interest and fees, of $2,878,890. Based on the fair value of our common stock at the time of the two conversions, we recognized non-operating losses on the debt exchanges during the six months ended December 31, 2025 in the total amount of $858,002.

(3)        Equity

Common Stock – In November 2025, the Company entered into subscription agreements for a private equity offering with an accredited investor group under which the Company issued in December 2025 a total of 1,200,000 shares of its common stock to the investor group at an offering price of $2.50 per share resulting in gross proceeds to the Company in the amount of $3,000,000. The Company is using the proceeds of this private offering to meet working capital needs and for other general corporate purposes.

In the six months ended December 31, 2025, the Company entered into two voluntary exchange agreements with the commercial lender providing short-term financing for customer shipments and related costs whereby we issued a total of 366,667 shares of its common stock having a fair value of $1,858,002 to the lender in exchange for total reductions in its outstanding principal loan balance amounting to $1,000,000. The Company recognized non-operating losses on these two exchanges in the total amount of $858,002 (see Note 2).

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

Warrants – As of December 31, 2025, there were outstanding Warrants for a total of 1,081,150 shares of common stock issued to investors which are exercisable at any time up to August 1, 2027. The Warrants may be exercised upon payment of the exercise price in cash on or prior to the expiration date. Under the terms of the Warrant Agreement, we must use our best efforts to maintain the effectiveness of the registration statement and current prospectus relating to common stock issuable upon exercise of the Warrants until the expiration of the Warrants. If we fail to maintain the effectiveness of the registration statement and current prospectus relating to the common stock issuable upon exercise of the Warrants, the holders of the Warrants shall have the right to exercise the Warrants solely via a cashless exercise feature provided for in the Warrants, until such time as there is an effective registration statement and current prospectus.

The following table presents activity with respect to the Company’s warrants for the six months ended December 31, 2025:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2025	1,081,150	$4.00	2.1
Warrants issued	–	–
Warrants exercised/forfeited	–	–
Outstanding at December 31, 2025	1,081,150	$4.00	1.6	$–

Exercisable at December 31, 2025	1,081,150	$4.00	1.6	$–

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

The following table presents activity with respect to our Non-Qualified Stock Options for the six months ended December 31, 2025:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2025	–	$–
Options issued	147,000	3.60
Options exercised/forfeited	–	–
Outstanding at December 31, 2025	147,000	$3.60	4.6	$–

Exercisable at December 31, 2025	–	$3.60	4.6	$–

In April 2024, we entered into an employment agreement with a new Chief Executive Officer (“CEO”), providing for an initial term extending through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew it. Pursuant to the agreement, our new CEO received an initial equity grant equal to 1,280,000 restricted stock units (“RSUs”), with a grant date value of $2,854,000, which will vest over a four-year period, subject to his continued employment with the Company, and will be entitled to earn additional RSUs on each anniversary in the form of three annual performance-based equity grants, beginning in the year ending June 30, 2025, with a target value of up to $660,000 each. Effective December 31, 2025, our Compensation Committee approved the issuance of the first such annual performance grant of RSUs and one-half of the second annual performance grant with a total value of $990,000, however, issuance of the RSUs is currently pending.

In February 2025, we entered into an amended and restated employment agreement with our Chief Financial Officer (“CFO”). The initial term of the employment agreement ends on December 31, 2027 and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. Pursuant to the agreement, we issued our CFO an award of 240,000 RSUs vesting in four annual installments. In February 2022, we entered into an earlier amended and restated employment agreement with our CFO, pursuant to which we issued him an RSU award for up to 300,000 shares of our common stock upon achieving two defined milestones. The first milestone was achieved as of January 1, 2023, and the underlying 250,000 shares of common stock were issued to our CFO as of that date. The second milestone was achieved as of January 1, 2024, and the underlying 50,000 shares of common stock are expected to be issued to our CFO at a later date (see Note 6).

In January 2025, we entered into an employment agreement with our former Chief Operating Officer (“COO”) and former Chief Business Officer (“CBO”), which individual resigned from the Company on January 31, 2026. Pursuant to the agreement, we issued an award of 150,000 RSUs vesting in three annual installments. In October 2025, we entered into employment agreements with our new COO and our new Chief Technology Officer. Pursuant to their employment agreements, we granted each of the two new officers an award of 450,000 RSUs (900,000 RSUs in total), vesting in three annual installments (see Note 4). For all of these awards, we have calculated the grant date value of such awards and are amortizing it as stock compensation expense over the underlying vesting periods. We have recognized stock compensation expense applicable to all RSU awards in the six months ended December 31, 2025 and 2024 in the amounts of $1,987,813 and $392,339, respectively (see Note 6).

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

In conjunction with our public offering in August 2022, we appointed two new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of December 31, 2025 and 2024, we booked an accrual of $97,500 of compensation expense (of which $87,750 will be settled through the issuance of shares) for our three independent directors under this plan.

In the six months ended December 31, 2025, we recognized total non-cash stock compensation expense of $3,019,034 as follows: (i) $1,987,813 for the amortized value of the RSUs granted to our executive officers and key employees ; (ii) $87,750 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $227,993 for the value of the shares issuable to a distribution company pursuant to a April 2025 distribution agreement; (iv) $673,668 for the value of the shares issuable to various consultants; and (v) $41,810 for the amortized value of the Non-Qualified Stock Options issued to non-executive employees in August 2025. There was a total of 304,144 shares of our common stock that were issued to various grantees for services in the six months ended December 31, 2025, of which 176,322 shares were previously expensed in the year ended June 30, 2025.

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

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. In December 2024, the Plan was amended to increase the number of shares of common stock authorized for issuance by 5,000,000 shares. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of December 31, 2025, we have made total awards of 3,770,671 shares under the Plan as follows: (i) RSUs for 3,156,362 shares granted to our executive officers and key employees, as noted above; (ii) 201,565 shares for the initial services of our three independent directors in the years ended June 30, 2025, 2024 and 2023, pursuant to the compensation plan adopted in August 2022 for independent directors; (iii) 265,744 shares granted to various consultants for their contracted services; and (iv) 147,000 shares for Non-Qualified Stock Options to purchase common stock granted to employees in August 2025.

Preferred Stock – The Company is authorized to issue up to 5,000,000 shares of preferred stock. Our articles of incorporation authorize the board to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof. No such preferred stock has been issued to date.

(4)       Asset Purchase Agreement

In October 2025, we closed an Asset Purchase Agreement with Neubau Energy Inc. (“Neubau”), a privately-owned company based in California, and its shareholders, whereby the Company acquired substantially all of Neubau’s assets consisting mostly of intellectual property and other intangible assets along with a smaller amount of tangible fixed assets.  Neubau has developed a proprietary battery storage module but has not had any commercial sales of the product. With this acquisition, the Company is able to produce and sell Neubau’s proprietary module, which is complementary to the Company’s products. Sales of the proprietary battery storage module by the Company are expected to begin in calendar year 2026.

The total consideration paid at closing was approximately $1.5 million consisting of cash in the amount of $500,000 and 200,000 shares of the Company’s common stock with a fair market value of $998,000. The Company will also pay Neubau a royalty of $10.00 per unit of Neubau’s proprietary module sold by the Company for a period of three years following the closing, to be accounted for as a period expense as there is currently no reliable estimate of the future sales of this new product. Additionally, Neubau has the right to receive contingent consideration of up to 4,000,000 additional shares of the Company’s common stock if certain sales milestones related to Neubau’s proprietary product are met within specified time periods through December 31, 2028, to be accounted for as a period expense as there is currently no reliable estimate of the future sales of this new product.

The Company is accounting for this transaction as an acquisition of assets and has assigned the total purchase price paid at closing, taking into account the probability assessment of the contingent consideration noted above, to the fair value of the assets acquired, as summarized in the table below. For the tangible property and equipment acquired, we began recognizing depreciation expense from the acquisition date and have recorded depreciation expense in the amount of $7,123 as of December 31, 2025. For the intellectual property acquired, we began recognizing amortization expense from the acquisition date and have recorded amortization expense in the amount of $101,160 as of December 31, 2025. Shown below is a summary by Balance Sheet classification of the allocated fair values that we assigned to the acquired assets as of the acquisition date based upon an independent valuation performed by a professional valuation consulting firm:

Property and equipment
Tooling and manufacturing equipment	$99,517

Intellectual property
Owned technology	522,296
Licensed technology	59,795
Software and information technology	816,392
$1,498,000

In conjunction with closing the asset purchase, we entered into employment agreements with the two principals of Neubau covering a three year period ending September 30, 2028. One of the principals was appointed as the Company’s Chief Operating Officer replacing our former Chief Operating Officer engaged in January 2025 in that capacity, and our former Chief Operating Officer has now been re-designated as our Chief Product Officer. The other principal was appointed as our Chief Technology Officer. Pursuant to their employment agreements, we granted each of the two new officers an award of 450,000 RSUs (900,000 RSUs in total), vesting in three annual installments (see Note 4).

(5)       Commitments and Contingencies

Effective February 1, 2025, the Company relocated its corporate and manufacturing office space to a nearby facility in Poway, California, under a 13 month sublease agreement with the sublandlord, at a base rental of $18,638 per month. We are accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, the Company has capitalized the present value of the future lease obligations and is amortizing the related right-of-use asset each month over the term of the lease. Effective October 1, 2025, we entered into an extension of our sublease agreement with the sublandlord whereby we extended the terms of the sublease agreement for an additional five years and one month from the original expiration date of February 28, 2026 to the extended expiration date of March 31, 2031. As a result of the extension, which was accounted for as a modification, we remeasured the lease liability using a discount rate as of October 1, 2025, and recorded increases to the Company’s operating lease liability and right-of-use asset of $787,862 during the three months ended December 31, 2025. The rate implicit in the extended sublease agreement was not readily determinable and, as such, we used the Company’s incremental borrowing rate as the discount rate to remeasure the lease liability. The incremental borrowing rate was determined to be 13.75% based on the Company’s borrowing capability over a similar term of the extended sublease agreement utilizing the effects of full collateralization.

Future undiscounted lease payments under the extended lease agreement are approximately $1.2 million, exclusive of operating expenses and obligations under the existing lease agreement. Future operating lease minimum payments, together with their present value as of December 31, 2025, are summarized as follows:

Year ending June 30, 2026	$92,191
Year ending June 30, 2027	223,322
Year ending June 30, 2028	232,255
Year ending June 30, 2029	241,545
Year ending June 30, 2030	251,207
Thereafter	172,172
Total future minimum lease payments	1,212,692
Less amounts representing interest	(361,952)
Present value of lease liability	850,740
Current portion of operating lease liability	(81,646)

Long-term portion of operating lease liability	$769,094

We are dependent on our two main component vendors for our suppliers of batteries, inverters and other raw materials and the inability of these single-source suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the tariff rate was lowered in November 2025, subject to judicial review. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components.

In conjunction with the closing of our Asset Purchase Agreement with Neubau Energy Inc. in October 2025, we granted the sellers the right to receive contingent consideration of up to 4,000,000 additional shares of our common stock if certain sales milestones related to Neubau’s proprietary battery storage product are met within specified time periods through December 31, 2028 (see Note 4).

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

(6)       Subsequent Events

Joint Venture Agreement

On January 13, 2026, we executed a series of joint venture agreements with the U.S. affiliates of a foreign entity for the formation of a new domestic limited liability company to jointly own and operate a planned battery manufacturing facility in the southeastern United States. Pursuant to these agreements, the Company has a 60% ownership interest in the joint venture company, and the two U.S. affiliates of the foreign entity each have a 20% ownership interest.

In conjunction with the formation of this new company, we completed a private offering in early February 2026 of a total of 4,000,000 shares of our common stock at an offering price of $2.50 per share with the U.S. investment arm of the same foreign entity resulting in gross proceeds to the Company in the amount of $10,000,000. We have invested $7,000,000 of those proceeds in the joint venture company in order to satisfy our initial capital contribution, as required under the joint venture agreements.

Under the terms of the agreement, the Company agreed to contribute capital contributions up to $40,000,000, in exchange for 60 Class A Membership Interests in the Company, of which $7,000,000 was provided in January 2026. We presently anticipate funding our additional capital contributions from the proceeds of one or more public or private offerings of our common stock, subject to market conditions. However, there can be no assurance that we will be successful in raising sufficient proceeds from such public or private offerings in order to fully satisfy our obligations for the additional capital contributions to the joint venture company. To the extent that we may be unable to raise sufficient proceeds in order to fully satisfy our obligations for the additional capital contributions to the joint venture company, the parent company of the same foreign entity will be permitted to bring in one of more new members of the joint venture company to fund such additional capital contributions which would dilute our present 60% majority ownership of the joint venture company.

Other Reportable Events

On January 26, 2026, we closed a securities purchase agreement with a group of purchasers, pursuant to which the Company sold to the purchasers, in a registered direct offering, a total of 2,100,841 shares of our common stock at an offering price of $4.76 per share. The gross proceeds to the Company from the registered direct offering were $10,000,000 and the net proceeds were $9,350,000, after deducting offering expenses payable by the Company. We intend to use the net proceeds from this offering for working capital and general corporate purposes.

In January 2026, we entered into another Exchange Agreement with our commercial lender providing short-term financing for customer shipments and related costs whereby we issued a total of 281,398 shares of our common stock having a fair value of $1,111,522 to the lender in exchange for total reductions in our outstanding principal loan balance amounting to $703,494. Based on the fair value of our common stock at the time of the exchange, we will recognize a non-operating loss on this exchange in the three months ending March 31, 2026 in the total amount of $408,028 (see Note 2).

In January 2026, we made a loan in the amount of $1,500,000 to a private solar project development company. The loan is in the form of a convertible promissory note bearing interest at the rate of 6% per annum with the principal and accrued interest being due on demand on or after December 5, 2026.

On February 6, 2026, the Company entered into a Severance Agreement and General Release (the “Severance Agreement”) with Michael Mendik, its Chief Product Officer. Under the Severance Agreement, in exchange for the covenants and releases in the agreement, the Company agreed to pay Mr. Mendik a lump-sum severance payment of $50,000, less applicable withholdings and deductions.  In addition, the Company will reimburse an amount equal to four full months of COBRA premiums to continue health coverage.

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

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three and six month periods ended December 31, 2025 and 2024, as reported in our financial statements included in Item 1.

Comparison of three months ended December 31, 2025 versus three months ended December 31, 2024

Revenues - Revenues from contracts with customers for the three months ended December 31, 2025 were $4,645,517 compared to $1,071,581 for the three months ended December 31, 2024. Such increase in our revenues was primarily due to the rapid expansion of various new sales channels outside of our traditional focus on the local installer market in the Southern California area while maintaining essentially the same price points since the engagement of our new chief executive officer in April 2024.

Cost of Goods Sold - Cost of goods sold for the three months ended December 31, 2025 were $3,872,995 compared to $747,670 for the three months ended December 31, 2024. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 17% and 30%, respectively, with the decrease largely being due to the reversal in December 2024 of a prior year reserve for obsolescence on component parts of our NV-14Ks of $90,000.

General and Administrative Expense - General and administrative expenses for the three months ended December 31, 2025 were $5,081,966 compared to $1,228,517 for the three months ended December 31, 2024. Such increase was mainly due to our engagement of a new chief executive officer, who was engaged at an annual salary of $350,000 and also received a 4 year amortizing equity award of $2,854,000 and other equity incentives, as well as the hiring of several other employees since April 2024. The addition of these personnel has resulted in a higher level of both cash compensation expense and other associated expenses, such as marketing and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the three months ended December 31, 2025 were $58,795 compared to $42,324 for the three months ended December 31, 2024. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Depreciation and Amortization Expense - Depreciation and amortization expenses for the three months ended December 31, 2025 were $108,283 compared to zero for the three months ended December 31, 2024. Such fluctuation was attributable to our closing of an acquisition of intangible and tangible assets from Neubau Energy Inc., which closed in October 2025.

Other Income and Expense – Loss on debt exchanges for the three months ended December 31, 2025 was $858,002 compared to zero for the three months ended December 31, 2024, and resulted from two exchange agreements entered into with one of our lenders in October and November 2025. Interest expense for the three months ended December 31, 2025 was $204,700 compared to $24,546 for the three months ended December 31, 2024, reflecting interest attributable to a higher level of borrowings made under our lender credit arrangements obtained since September 30, 2024. Interest income for the three months ended December 31, 2025 was $425 compared to $339 for the three months ended December 31, 2024, due to a slightly higher average level of investable cash in the three months ended December 31, 2025.

Net Loss - Net loss for the three months ended December 31, 2025 was $5,538,799 compared to $971,137 for the three months ended December 31, 2024, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Comparison of six months ended December 31, 2025 versus six months ended December 31, 2024

Revenues - Revenues from contracts with customers for the six months ended December 31, 2025 were $11,295,775 compared to $1,661,817 for the six months ended December 31, 2024. Such increase in our revenues was primarily due to the rapid expansion of various new sales channels outside of our traditional focus on the local installer market in the Southern California area while maintaining essentially the same price points since the engagement of our new chief executive officer in April 2024.

Cost of Goods Sold - Cost of goods sold for the six months ended December 31, 2025 were $8,946,001 compared to $1,245,059 for the six months ended December 31, 2024. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 21% and 25%, respectively, with the decrease partially being due to the reversal in December 2024 of a prior year reserve for obsolescence on component parts of our NV-14Ks of $90,000.

General and Administrative Expense - General and administrative expenses for the six months ended December 31, 2025 were $7,456,634 compared to $2,278,636 for the six months ended December 31, 2024. Such increase was mainly due to our engagement of a new chief executive officer, who was engaged at an annual salary of $350,000 and also received a 4 year amortizing equity award of $2,854,000 and other equity incentives, as well as the hiring of several other employees since April 2024. The addition of these personnel has resulted in a higher level of both cash compensation expense and other associated expenses, such as marketing and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the six months ended December 31, 2025 were $115,707 compared to $50,941 for the six months ended December 31, 2024. Such fluctuation was largely due to timing differences in the level of the Company’s recent product development efforts.

Depreciation and Amortization Expense - Depreciation and amortization expenses for the six months ended December 31, 2025 were $108,283 compared to zero for the six months ended December 31, 2024. Such fluctuation was attributable to our closing of an acquisition of intangible and tangible assets from Neubau Energy Inc., which closed in October 2025.

Other Income and Expense - Loss on debt exchange for the six months ended December 31, 2025 was $858,002 compared to zero for the six months ended December 31, 2024, and resulted from two exchange agreements entered into with one of our lenders in October and November 2025. Interest expense for the six months ended December 31, 2025 was $593,834 compared to $24,546 for the six months ended December 31, 2024, reflecting interest attributable to a higher level of borrowings made under our lender credit arrangements obtained since September 30, 2024. Interest income for the six months ended December 31, 2025 was $565 compared to $1,734 for the six months ended December 31, 2024 due to a lower average level of investable cash in the six months ended December 31, 2025.

Net Loss - Net loss for the six months ended December 31, 2025 was $6,782,121 compared to $1,935,631 for the six months ended December 31, 2024, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the six months ended December 31, 2025 was $4,578,069 compared to $1,451,330 in the six months ended December 31, 2024. This increase was largely due to the current period increase in our comparative net loss, primarily resulting from an increase in our previously noted cash operating expenses for personnel and related costs, as well as the relatively higher changes in our net working capital needs, including recent stockpiling and prepayment of inventory, on a comparative basis.

Investing activities. Net cash used in investing activities in the six months ended December 31, 2025 was $500,000, compared to zero in the six months ended December 31, 2024. Such fluctuation was entirely due to the cash portion of our purchase price of an acquisition of intangible and tangible assets from Neubau Energy Inc., which closed in October 2025.

Financing activities. Net cash provided by financing activities in the six months ended December 31, 2025 was $4,525,667, compared to $793,649 in the six months ended December 31, 2024. Beginning in November 2024, we have made short-term borrowings from two private lenders, primarily to finance inventory purchases. In the six months ended December 31, 2025, we made borrowings from these lenders in the total amount of $6,698,725 and repayments in the amount of $5,173,058. In December 2025, we also partially closed a private equity offering pursuant to agreements entered into in November 2025 with an accredited investor group under which we issued a total of 1,200,000 shares of our common stock to the investor group at an offering price of $2.50 per share resulting in gross proceeds of $3,000,000.

In the six months ended December 31, 2024, we made borrowings from these lenders in the total amount of $889,732 and repayments in the amount of $256,483. In December 2024, we also received proceeds from the exercise of warrants issued in our August 2022 public offering in the amount of $160,400.

As of December 31, 2025, we had a cash balance of approximately $0.2 million and net working capital of approximately $4.1 million, an increase of approximately $1.4 million in the recent quarter. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that, with our current credit sources and the proceeds of our registered direct offering in January 2026 (see “Other Developments”), we will have sufficient cash to operate for at least the next 12 months.

Other Developments

In January 2026, we closed a securities purchase agreement with a group of purchasers, pursuant to which we sold to the purchasers, in a registered direct offering, a total of 2,100,841 shares of our common stock at an offering price of $4.76 per share. The gross proceeds to the Company from the registered direct offering were $10,000,000 and the net proceeds were $9,350,000, after deducting offering expenses payable by the Company. We intend to use the net proceeds from this offering for working capital and general corporate purposes.

In January 2026, we also executed a series of joint venture agreements with the U.S. affiliates of a foreign entity for the formation of a new domestic limited liability company to jointly own and operate a planned battery manufacturing facility in the southeastern United States. Pursuant to these agreements, the Company has a 60% ownership interest in the joint venture company, and the two U.S. affiliates of the foreign entity each have a 20% ownership interest.

In January and February, we closed the remainder of our November 2025 private equity offering, and issued a total of 4,000,000 shares of our common stock at an offering price of $2.50 per share resulting in gross proceeds of $10,000,000. We utilized $7,000,000 of those proceeds in the joint venture company in order to satisfy our initial capital contribution, as required under the joint venture agreements, and the remainder for general corporate purposes.

Further, we are expected to make additional capital contributions to the joint venture company through June 30, 2027 in total amounts of up to $33,000,000, pursuant to the joint venture agreements. The next scheduled capital contribution we will be required to make will be in the amount of $8.0 million on or before April 30, 2026. We presently anticipate funding those additional capital contributions from the proceeds of one or more private offerings of our common stock, subject to market conditions. However, there can be no assurance that we will be successful in raising sufficient proceeds from such private offerings in order to fully satisfy our obligations for the additional capital contributions to the joint venture company. To the extent that we may be unable to raise sufficient proceeds in order to fully satisfy our obligations for the additional capital contributions to the joint venture company, the parent company of the same foreign entity will be permitted to bring in one of more new members of the joint venture company to fund such additional capital contributions which would dilute our present 60% majority ownership of the joint venture company.

We continue to monitor current international developments occurring in Ukraine and Israel. However, we do not believe that they will have a significant impact on either the domestic markets for our products or the international supply chains for our product components, which are largely sourced from Asia.

Presently, our two main raw material components, batteries and inverters, are imported from different suppliers in China and, until recently, were subject to fairly low tariff rates that had been in effect for several years. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the tariff rate was lowered in November 2025, subject to judicial review. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components.

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

As of December 31, 2025, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In the three months ended December 31, 2025, and in the subsequent period through the date hereof, we had the following unregistered issuances of our common stock, which were made pursuant to exemptions from registration as set forth in Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act, as applicable to each issuance: (i) On October 15, 2025, we issued 200,000 shares of our common stock to a group of sellers in conjunction with the closing of an asset purchase agreement with Neubau Energy Inc.; (ii) On November 10, 2025, we issued 50,000 shares of our common stock to a distributor as compensation pursuant to a distribution agreement and 26,327 shares of our common stock to a consulting firm as compensation pursuant to a referral agreement; and (iii) From December 2025 to February 2026, we closed a private equity offering with a group of accredited investors under which we issued a total of 5,200,000 shares of our common stock to the investor group at an offering price of $2.50 per share resulting in gross proceeds to the Company in the amount of $13,000,000. We expect to use the proceeds of this private offering to meet working capital needs and for other general corporate purposes.

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

3.1	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
10.1	Employment Agreement dated October 1, 2025 between NeoVolta, Inc. and Amany Ibrahim (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed October 7, 2025)
10.2	Employment Agreement dated October 1, 2025 between NeoVolta, Inc. and Thomas Enzendorfer (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed October 7, 2025)
10.3*	Form of Subscription Agreement in December 2025 private offering
10.4	Operating Agreement among NeoVolta Power, LLC and the Members dated January 13, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed January 20, 2026)
10.5	Contribution Agreement among NeoVolta Power, LLC and the Members dated January 13, 2026 (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed January 20, 2026)
10.6	Form of Securities Purchase Agreement by and among NeoVolta, Inc. and the Purchasers, dated January 22, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed January 23, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NEOVOLTA, INC.

February 13, 2026	/s/ H. Ardes Johnson
H. Ardes Johnson
Chief Executive Officer
(Principal Executive Officer)

February 13, 2026	/s/ Steve Bond
Steve Bond
Chief Financial Officer
(Principal Financial/Accounting Officer)

