Form 10-Q
period 2026-03-31
NeoVolta Inc.
filed 2026-05-15
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of May 14, 2026, was 42,711,301 shares

NEOVOLTA, INC.

FORM 10-Q

MARCH 31, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEOVOLTA, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$11,480,829	$794,836
Accounts receivable, net	6,131,115	2,983,841
Inventory, net	2,193,526	2,137,912
Prepaid expenses and other current assets (including prepaid inventory in amounts of $455,454 and $535,938, respectively)	1,013,666	748,044
Note receivable, net (including accrued interest of $14,712)	1,412,551	–
Total current assets	22,231,687	6,664,633

Construction in progress	1,079,015	–
Property and equipment, net	233,189	–
Net property and equipment	1,312,204	–

Intellectual property (net of accumulated amortization of $216,102)	1,182,398	–

Other assets:
Lease right-of-use asset, net	836,471	140,540
Miscellaneous assets	101,562	–

Total assets	$25,664,322	$6,805,173

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$727,886	$689,216
Accrued liabilities	1,303,494	78,934
Lease liability	103,805	140,540
Short-term notes payable	609,644	2,603,223
Total current liabilities	2,744,829	3,511,913

Payable to line of credit lender	–	383,538
Lease liability	738,163	–
Total liabilities	3,482,992	3,895,451

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,711,301 shares and 34,124,873 shares issued and out- standing, respectively	42,711	34,125
Additional paid-in capital	57,726,276	28,652,731
Accumulated deficit	(35,587,657)	(25,777,134)
Total stockholders' equity	22,181,330	2,909,722

Total liabilities and stockholders' equity	$25,664,322	$6,805,173

See accompanying notes to unaudited financial statements

NEOVOLTA, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenues from contracts with customers	$2,023,718	$2,014,105
Cost of goods sold	1,095,895	1,499,597
Gross profit	927,823	514,508

Operating expenses:
General and administrative	3,021,127	1,857,531
Research and development	403,887	27,947
Depreciation and amortization	128,458	–
Total operating expenses	3,553,472	1,885,478

Loss from operations	(2,625,649)	(1,370,970)

Other income (expense):
Loss on debt exchanges	(408,028)	–
Interest expense	(51,810)	(78,499)
Interest income	57,085	138
Total other income (expense)	(402,753)	(78,361)

Net loss	$(3,028,402)	$(1,449,331)

Weighted average shares outstanding - basic and diluted	40,189,804	33,490,603

Net loss per share - basic and diluted	$(0.08)	$(0.04)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	March 31,
	2026	2025

Revenues from contracts with customers	$13,319,493	$3,675,922
Cost of goods sold	10,041,896	2,744,656
Gross profit	3,277,597	931,266

Operating expenses:
General and administrative	10,474,212	4,136,167
Research and development	519,594	78,888
Depreciation and amortization	240,290	–
Total operating expenses	11,234,096	4,215,055

Loss from operations	(7,956,499)	(3,283,789)

Other income (expense):
Loss on debt exchanges	(1,266,030)	–
Interest expense	(645,644)	(103,045)
Interest income	57,650	1,872
Total other income (expense)	(1,854,024)	(101,173)

Net loss	$(9,810,523)	$(3,384,962)

Weighted average shares outstanding - basic and diluted	36,436,915	33,412,117

Net loss per share - basic and diluted	$(0.27)	$(0.10)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Consolidated Statement of Stockholders' Equity

Nine Months Ended March 31, 2026 and 2025

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2025	34,124,873	$34,125	$28,652,731	$(25,777,134)	$2,909,722

Stock compensation expense	88,965	89	466,676	–	466,765
Net loss	–	–	–	(1,243,322)	(1,243,322)

Balance at September 30, 2025	34,213,838	34,214	29,119,407	(27,020,456)	2,133,165

Stock compensation expense	215,179	215	2,552,054	–	2,552,269
Issuance of common stock for asset acquisition	200,000	200	997,800	–	998,000
Issuance of common stock for debt exchanges	366,667	366	1,857,636	–	1,858,002
Issuance of common stock in private offering	1,200,000	1,200	2,998,800	–	3,000,000
Net loss	–	–	–	(5,538,799)	(5,538,799)

Balance at December 31, 2025	36,195,684	36,195	37,525,697	(32,559,255)	5,002,637

Stock compensation expense	133,378	133	(206,404)	–	(206,271)
Issuance of common stock in public offering	2,100,841	2,101	9,299,743	–	9,301,844
Issuance of common stock in private offering	4,000,000	4,000	9,996,000	–	10,000,000
Issuance of common stock for debt exchange	281,398	282	1,111,240	–	1,111,522
Net loss	–	–	–	(3,028,402)	(3,028,402)

Balance at March 31, 2026	$42,711,301	$42,711	$57,726,276	$(35,587,657)	$22,181,330

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2024	33,236,091	$33,236	$25,304,732	$(20,742,538)	$4,595,430

Stock compensation expense	9,776	10	265,389	–	265,399
Net loss	–	–	–	(964,494)	(964,494)

Balance at September 30, 2024	33,245,867	33,246	25,570,121	(21,707,032)	3,896,335

Stock compensation expense	115,844	116	214,574	–	214,690
Exercise of common stock warrants	55,412	55	160,345	–	160,400
Net loss	–	–	–	(971,137)	(971,137)

Balance at December 31, 2024	33,417,123	33,417	25,945,040	(22,678,169)	3,300,288

Stock compensation expense	164,250	164	888,330	–	888,494
Issuance of common stock in private offering	543,500	544	1,086,456	–	1,087,000
Net loss	–	–	–	(1,449,331)	(1,449,331)

Balance at March 31, 2025	34,124,873	$34,125	$27,919,826	$(24,127,500)	$3,826,451

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows used in operating activities:
Net loss	$(9,810,523)	$(3,384,962)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	2,812,763	1,368,583
Loss on debt exchanges	1,266,030	–
Depreciation and other amortization expense	240,290	–
Amortization of right-of-use asset	110,236	–
Provision for expected credit losses/bad debt expense	591,765	238,441
Changes in assets and liabilities
Accounts receivable	(3,636,878)	(788,929)
Inventory	(55,614)	(492,417)
Prepaid expenses and other current assets	(298,639)	–
Other long term assets	(101,562)	(462,717)
Operating lease obligation	(86,434)	–
Accounts payable	(411,712)	3,660
Accrued expenses	1,223,425	16,826
Net cash flows used in operating activities	(8,156,853)	(3,501,515)

Cash flows used in investing activities:
Additions to Construction in Progress	(627,498)	–
Additions to Other Property & Equipment	(657,877)	–
Additions to Note Receivable	(1,500,000)	–
Net cash flows used in investing activities	(2,785,375)	–

Cash flows from financing activities:
Issuance of common stock in private offering	13,000,000	1,087,000
Issuance of common stock in public offering	9,301,844	–
Borrowings under line of credit	250,000	500,000
Repayments of line of credit	(633,538)	(116,462)
Borrowings under short-term notes payable	6,686,891	2,081,845
Repayments of short-term notes payable	(6,976,976)	(661,729)
Proceeds from exercise of common stock warrants	–	160,400
Net cash flows provided by financing activities	21,628,221	3,051,054

Net increase (decrease) in cash and cash equivalents	10,685,993	(450,461)
Cash and cash equivalents at beginning of period	794,836	986,427
Cash and cash equivalents at end of period	$11,480,829	$535,966

Supplemental disclosures of cash flow information
Cash paid for interest	$771,288	$22,845
Cash paid for income taxes	–	–
Cash paid for amounts included in operating lease liabilities	149,104	–
Supplemental disclosures of financing and investing activities
Issuance of common stock for debt exchanges	2,969,524	–
Addition of assets for common stock	998,000	–
Right-of-use assets obtained for operating lease liabilities	787,862	–
Purchases of construction in progress recorded in accounts payable	451,517	–

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1) Business and Summary of Significant Accounting Policies

Description of Business – NeoVolta Inc. (“we”, “our” or the "Company") is a Nevada corporation, which was formed on March 5, 2018. The Company is a designer, seller and manufacturer of Energy Storage Systems (ESS) which can store and use energy via batteries and an inverter at residential and commercial sites. The Company sells its proprietary ESS units through wholesale customers, initially in California, and in an expanding number of other states. In August 2022, the Company completed an underwritten public offering of its equity securities resulting in its common stock and warrants becoming listed on a national exchange (see Note 4).

Interim Financial Information – The Company has prepared the accompanying consolidated financial statements, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s consolidated financial position as of March 31, 2026, the results of its operations for the three and nine month periods ended March 31, 2026 and 2025, the changes in its stockholders’ equity for the three and nine month periods ended March 31, 2026 and 2025, and cash flows for the nine month periods ended March 31, 2026 and 2025. The balance sheet as of June 30, 2025 has been derived from the Company’s June 30, 2025 financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the SEC on September 29, 2025.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, NeoVolta Power, LLC, which was formed in January 2026 (see Note 2). The noncontrolling interests in this subsidiary, which are nonredeemable, will be accounted for as a separate line within stockholders’ equity when recognized. All intercompany accounts and transactions have been eliminated in consolidation.

Acquisitions – The Company evaluates acquisitions to first determine whether a set of assets acquired constitutes a business and should be accounted for as a business combination. If the assets acquired are not a business, the transaction is accounted as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) 805-50, Asset Acquisitions (“ASC 805-50”), which requires the acquiring entity to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, except for non-qualifying assets such as inventory.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents.  Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, per bank. At March 31, 2026, the Company maintained all of its parent and subsidiary company accounts at one bank and the combined balances of all accounts exceeded the combined FDIC insurance limit by $11,230,829.

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s main offices, for assembly into ESS units. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The following table presents the components of inventory as of March 31, 2026 and June 30, 2025:

	March 31,	June 30,
	2026	2025
Raw materials, consisting of assembly parts, batteries and inverters	$815,229	$2,014,252
Finished goods	1,378,297	123,660

Total	$2,193,526	$2,137,912

Property and Equipment – The Company capitalizes the cost of property and equipment and depreciates it over their estimated useful lives ranging from 1 to 7 years. No depreciation is recognized on construction in progress until the project is completed and placed in service.

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and distributors, in California, Texas and several other states. Two such customers represented approximately 71% and 29% of the Company’s revenues in the three months ended March 31, 2026, however, no other dealers accounted for more than 10% of the revenues in such period. Those same two customers plus another one represented approximately 39%, 15% and 11% of the Company’s revenues in the nine months ended March 31, 2026. Those same three customers also represented approximately 46%, 25% and 19% of the Company’s accounts receivable as of March 31, 2026. Two such dealers represented approximately 48% and 15% of the Company’s revenues in the three months ended March 31, 2025. Three such dealers represented approximately 26%, 24% and 15% of the Company’s revenues in the nine months ended March 31, 2025. Since all of the Company’s revenue is currently generated from the sales of similar products, no further disaggregation of revenue information for the three and nine months ended March 31, 2026 and 2025 is provided .

Allowance for Expected Credit Losses – The Company recognizes an allowance for expected credit losses based on the assessed risk of loss for a customer's account, reflecting the net amount expected to be collected. As of March 31, 2026 and June 30, 2025, our allowance for expected credit losses for accounts receivable was $540,000 and $314,200, respectively.

Amortization Expense – Amortization expense applicable to intellectual property acquired in an acquisition of assets in October 2025 is recognized on a straight-line basis over their estimated useful lives consisting of 2 years for software and information technology, 5 years for licensed technology, and 10 years for owned technology.

Depreciation Expense – Depreciation expense applicable to property and equipment which is placed in service is recognized on a straight-line basis over their estimated useful lives ranging from 1 to 7 years.

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

Loss Per Common Share – Basic loss per common share is computed by dividing consolidated net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2026, the Company had total outstanding common stock equivalents of 4,484,209 shares as follows: (i) 961,362 shares related to restricted stock units granted to officers and others since April 2024; (ii) 1,081,150 shares related to warrants issued to investors in the public offering completed in August 2022; (iii) 2,391,697 shares for Non-Qualified Stock Options granted to employees in August and December 2025 and to two executives in February 2026 in exchange for their surrendered RSUs; and (iv) 50,000 shares related to restricted stock units granted to an officer in March 2022 (see Note 4).

Note Receivable – Note receivable consists of a loan in the original principal amount of $1,500,000 to a private solar project development company. The loan is in the form of a promissory note bearing interest at the rate of 6% per annum with the principal and accrued interest being due on demand on or after December 5, 2026.

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

As more fully described in Note 5, we have accounted for our acquisition of tangible and intangible assets from another company in October 2025 by allocating the total purchase price paid at closing to the fair value of the assets acquired.

Use of Estimates – Management has made a number of estimates and assumptions in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Segment Information – Management has determined that the Company operates in one reportable segment, which is the development and commercialization of energy storage products. The Company's chief operating decision maker (CODM) is its Chief Executive Officer, who reviews financial information presented on a company-wide basis. The CODM primarily uses net loss, which is reported in the Statements of Operations, to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the assessment of performance and allocation of resources. The significant categories within net loss that the CODM regularly reviews are revenues, cost of goods sold, and general and administrative expenses.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards, including ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and prospective standards that are not yet effective, including ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, are not expected to have a significant impact on the Company’s consolidated financial statement disclosures upon adoption. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Liquidity – These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern has been dependent upon the ability of the Company to obtain necessary debt and equity financing to continue operations and the attainment of profitable operations. With the proceeds of our three equity financings in the nine months ended March 31, 2026 (see Note 4) and our existing financial resources, we believe we will have sufficient cash to operate for at least the next 12 months.

(2)        Consolidated Subsidiary

In January 2026, we executed a series of joint venture agreements with the U.S. affiliate of a foreign entity for the formation of a new domestic limited liability company known as NeoVolta Power, LLC (“NVP”), a Delaware entity, to jointly own and operate a utility-scale battery manufacturing facility in the State of Georgia. Pursuant to these agreements, as amended in April 2026, the Company has an 80% ownership interest in the joint venture company, and the U.S. affiliate of the foreign entity has a 20% ownership interest (subject to service-based vesting and forfeiture provisions), which will be accounted for as a noncontrolling interest based on the estimated fair value of its services as contributed to the joint venture (none as of March 31, 2026).

Under the terms of the joint venture agreements, we made our initial capital contribution of $7,000,000 of cash to NVP in January 2026, in order to fund the startup of construction on the battery manufacturing facility. The minority partner is not required to make cash contributions and will instead contribute ongoing operational and technical services to the joint venture based on its project development and supply chain expertise. As of March 31, 2026, approximately $1,208,000 of the initial cash capital contribution had been spent as capital expenditure on the manufacturing facility and is reflected on our consolidated balance sheet, mostly as Construction in progress. As of March 31, 2026, approximately $284,000 had been spent on operating expenses for the joint venture and is included in our consolidated statement of operations in General and administrative expenses.

In accordance with the joint venture agreements, we expect to make an additional cash capital contribution of $8,000,000 to NVP in June 2026 primarily to fund the purchase of equipment for the battery manufacturing facility. The plant will be constructed in phases with the initial phase expected to be completed in the summer of 2026 leading to the commencement of limited production of batteries for sale to customers. Further, we are expected to make additional capital contributions to NVP through June 30, 2027 in total amounts of up to $25,000,000, pursuant to the joint venture agreements, to fund equipment purchases, working capital requirements and other items as may be needed by NVP. We presently anticipate funding our additional capital contributions from the proceeds of one or more one equity and/or debt financings, subject to market conditions. However, there can be no assurance that we will be successful in raising sufficient proceeds from any public or private offerings in order to fully satisfy our obligations for the additional capital contributions to NVP. To the extent that we may be unable to raise sufficient proceeds in order to fully satisfy our obligations for the additional capital contributions to NVP, the parent company of the same foreign entity will be permitted to bring in one or more new members to fund such additional capital contributions which would dilute our 80% majority ownership of NVP.

(3)        Debt

In September 2024, we entered into an agreement with a newly formed financing entity whereby we obtained a line of credit for borrowings of up to $5,000,000. Under this agreement, we agreed to make periodic payments to the lender of accrued interest, at the rate of 16% per annum, on any outstanding borrowings that we make, with the principal and any unpaid accrued interest being due at maturity in September 2028. In February 2026, we made full payment to the lender of our outstanding borrowings of $633,538, plus accrued interest of $100,779, and the line of credit borrowing arrangement was terminated.

In November 2024, we initiated short-term borrowings from a commercial accounts receivable lender, under a loan agreement allowing for borrowings secured by certain property interests of up to a principal amount of $4,000,000. In the nine months ended March 31, 2026, we made borrowings from this lender to finance customer shipments and related costs in the total amount of $6,686,891. The lender charges a placement fee of 1% on each borrowing and assesses interest at the rate of 2.5% per month on the outstanding borrowings. Borrowings are to be repaid upon the earlier of: (i) 120 days from the borrowing date; or (ii) receipt of payment from the customer. In the event of default, interest is assessed at the default rate of 1% per 7 days. In the nine months ended March 31, 2026, we repaid $6,976,976 of such borrowings, including accrued interest and fees, and made three conversions of loan principal and accrued interest totaling $1,703,494 into equity (see Note 4), leaving an outstanding balance as of that date, including accrued interest and fees, of $609,644 (see Note 7). Based on the fair value of our common stock at the time of the three conversions, we recognized non-operating losses on the debt exchanges during the nine months ended March 31, 2026 in the total amount of $1,266,030.

(4)        Equity

Common Stock – In November 2025, the Company entered into subscription agreements for a private equity offering with an accredited investor group under which the Company issued a total of 1,200,000 shares of its common stock to the investor group in December 2025 at an offering price of $2.50 per share, resulting in gross proceeds to the Company in the amount of $3,000,000. The Company is using the proceeds of this private offering to meet working capital needs and for other general corporate purposes.

In January 2026, we closed a securities purchase agreement with a group of institutional investors, pursuant to which the Company sold to the purchasers, in a registered direct offering, a total of 2,100,841 shares of our common stock at an offering price of $4.76 per share. The gross proceeds to the Company from the registered direct offering were $10,000,000 and the net proceeds were $9,301,844, after deducting offering expenses payable by the Company. We are using the net proceeds from this offering for working capital and general corporate purposes.

In February 2026, we closed another private equity offering in conjunction with our formation of a new joint venture company. In that offering we sold a total of 4,000,000 shares of our common stock at an offering price of $2.50 per share to the U.S. investment arm of our joint venture partner, resulting in gross proceeds to the Company in the amount of $10,000,000. We have invested $7,000,000 of those proceeds in the joint venture company in order to satisfy our initial capital contribution, as required under the joint venture agreements, and are using the remaining proceeds from this offering for working capital and general corporate purposes (see Note 2).

In the nine months ended March 31, 2026, the Company entered into three voluntary exchange agreements with the commercial lender providing short-term financing for customer shipments and related costs whereby we issued a total of 648,065 shares of our common stock having a fair value of $2,969,524 to the lender in exchange for total reductions in our outstanding principal loan balance amounting to $1,703,494. The Company recognized non-operating losses on these three exchanges in the total amount of $1,266,030 (see Note 3).

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

Warrants – As of March 31, 2026, there were outstanding Warrants for a total of 1,081,150 shares of common stock issued to investors which are exercisable at any time up to August 1, 2027. The Warrants may be exercised upon payment of the exercise price in cash on or prior to the expiration date. Under the terms of the Warrant Agreement, we must use our best efforts to maintain the effectiveness of the registration statement and current prospectus relating to common stock issuable upon exercise of the Warrants until the expiration of the Warrants. If we fail to maintain the effectiveness of the registration statement and current prospectus relating to the common stock issuable upon exercise of the Warrants, the holders of the Warrants shall have the right to exercise the Warrants solely via a cashless exercise feature provided for in the Warrants, until such time as there is an effective registration statement and current prospectus. The following table presents activity with respect to the Company’s warrants for the nine months ended March 31, 2026:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2025	1,081,150	$4.00	2.1
Warrants issued	–	–	–
Warrants exercised/forfeited	–	–	–
Outstanding at March 31, 2026	1,081,150	$4.00	1.3	$–

Exercisable at March 31, 2026	1,081,150	$4.00	1.3	$–

These warrants were issued in conjunction with an underwritten public equity offering, therefore, there was no employee or non-employee compensation expense recognized.

Stock Compensation Expense – As of March 31, 2026, we have issued Non-Qualified Stock Options to a group of our non-executive employees to purchase a total of 159,000 shares of common stock, net of forfeitures, at the then-current stock price of $3.04 -3.60 per share, pursuant to the provisions of our 2019 Stock Option Plan. These options are exercisable for a period of 5 years from the date of issuance and will become vested on a ratable basis over a period of 3 years from the date of issuance. Using the Black-Scholes valuation model, and assuming expected volatility of 78.6-81.5% and current interest rate of 4.1-4.3%, we calculated that the total fair value of these options at issuance was approximately $366,000 and are amortizing this total amount to stock compensation expense on a straight-line basis over the 3-year vesting period of the options.

On February 23, 2026, we issued Non-Qualified Stock Options to two executive employees to purchase a total of 2,232,697 shares of common stock at the current stock price of $3.54 per share, in exchange for surrender of their right to receive a total of 1,520,000 shares of restricted common stock. Using the Black-Scholes valuation model, and assuming expected volatility of 81.5% and current interest rate of 4.1%, we calculated that the total fair value of these options at issuance was approximately $5,380,800, (see further disclosure below).

The following table presents activity with respect to our Non-Qualified Stock Options for the nine months ended March 31, 2026:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2025	–	$–
Options issued	2,397,697	3.54
Options exercised/forfeited	(6,000)	3.60
Outstanding at March 31, 2026	2,391,697	$3.54	4.9	$–

Exercisable at March 31, 2026	–	$3.54	4.9	$–

In April 2024, we entered into an employment agreement with a new Chief Executive Officer (“CEO”), providing for an initial term extending through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew it. Pursuant to the agreement, our new CEO received an initial equity grant equal to 1,280,000 restricted stock units (“RSUs”). As approved by the Compensation Committee of the Company’s Board of Directors, our CEO surrendered all of these RSUs and earned performance grants of approximately $1.0 million on February 23, 2026, in exchange for newly-issued options to purchase a total of 1,880,166 shares of common stock, at the current stock price of $3.54 per share, which will vest at the rate of 25% per year for 4 years, subject to his continued service to the Company on each vesting date. Such number of options was calculated using a methodology intended to replicate the equivalent value of the cancelled RSUs and the remaining unrecognized compensation cost of RSUs of approximately $1.5 million is to be expensed on a straight-line basis over the 4-year vesting period of the options.

In February 2025, we entered into an amended and restated employment agreement with our Chief Financial Officer (“CFO”). The initial term of the employment agreement ends on December 31, 2027 and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. Pursuant to the agreement, we issued our CFO an award of 240,000 RSUs. As approved by the Compensation Committee of the Company’s Board of Directors, our CFO surrendered all of these RSUs on February 23, 2026, in exchange for newly-issued options to purchase a total of 352,531 shares of common stock, at the current stock price of $3.54 per share, which will vest at the rate of 25% per year for 4 years, subject to his continued service to the Company on each vesting date. Such number of options was calculated using a methodology intended to replicate the equivalent value of the cancelled RSUs and the remaining unrecognized compensation cost of RSUs of approximately $0.6 million are expensed on a straight-line basis over the 4-year vesting period of the options.

In January 2025, we entered into an employment agreement with our former Chief Operating Officer (“COO”) and former Chief Business Officer (“CBO”), which individual resigned from the Company on January 31, 2026 and received a lump-sum severance payment of $50,000. Pursuant to the agreement, we issued an award of 150,000 RSUs vesting in three annual installments, of which 50,000 RSUs had been vested at the time of his resignation and the remaining 100,000 RSUs were surrendered. In October 2025, we entered into employment agreements with our new COO and our new Chief Technology Officer. Pursuant to their employment agreements, we granted each of the two new officers an award of 450,000 RSUs (900,000 RSUs in total), vesting in three annual installments (see Note 4). For all of these awards, we have calculated the grant date value of such awards and are amortizing it as stock compensation expense over the underlying vesting periods. We have recognized stock compensation expense applicable to all RSU awards in the nine months ended March 31, 2026 and 2025 in the amounts of $1,543,272 and $693,622, respectively.

In February 2025, we entered into a referral agreement with a marketing company to sell our products to qualified solar and energy storage system installers through December 31, 2026. Pursuant to the agreement, the only compensation that the marketing company will be entitled to receive is the issuance of shares of our common stock in exchange for reaching specified target levels of product sales, up to a maximum total of 2,000,000 shares for reaching a total of 2,500 units sold and paid for. In accordance with ASC 718, we are accounting for this agreement based on our periodic assessments of the probability of reaching such target levels.

In conjunction with our public offering in August 2022, we appointed three new independent directors and adopted a new compensation plan for all independent directors based on an annual compensation amount of $65,000 with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of March 31, 2026 and 2025, we recorded an accrual of $146,250 of compensation expense (of which $131,625 will be settled through the issuance of shares) for our three independent directors under this plan.

In the nine months ended March 31, 2026, we recognized total non-cash stock compensation expense of $2,812,763 as follows: (i) $1,543,272 for the amortized value of the RSUs granted to our executive officers and key employees; (ii) $131,625 for the amortized value of the portion of the compensation plan for our independent directors that is attributable to stock; (iii) $259,724 for the value of the shares issuable to a distribution company pursuant to an April 2025 distribution agreement; (iv) $673,668 for the value of the shares issuable to various consultants; and (v) $204,475 for the amortized value of the Non-Qualified Stock Options issued to non-executive employees in August 2025 and to two executives in February 2026 in exchange for their surrendered RSUs. There was a total of 437,522 shares of our common stock that were issued to various grantees for services in the nine months ended March 31, 2026, of which 184,700 shares were previously expensed in the year ended June 30, 2025.

In the nine months ended March 31, 2025, we recognized total non-cash stock compensation expense of $1,368,583 as follows: (i) $693,622 for the amortized value of the RSUs granted to our three officers and two other individuals; (ii) $131,625 for the amortized value of the portion of the compensation plan for our independent directors that is attributable to stock; (iii) $438,000 for the March 2025 issuance of 150,000 shares of our common stock to a consultant for his advisory services in the area of energy regulatory matters; (iv) $62,158 for the amortized value of the shares potentially issuable to a marketing company pursuant to a February 2025 referral agreement; and (v) $43,178 for the March 2025 issuance of 14,250 shares of our common stock to a consultant for marketing services. There was a total of 289,870 shares of our common stock that were issued to various grantees for services in the nine months ended March 31, 2025, of which 125,620 shares were previously expensed in the year ended June 30, 2024.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. In December 2024, the Plan was amended to increase the number of shares of common stock authorized for issuance by 5,000,000 shares. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of March 31, 2026, we have made total awards of 4,403,746 shares under the Plan as follows: (i) RSUs for 1,536,362 shares granted to our executive officers and key employees, as noted above; (ii) 209,943 shares for the services of our three independent directors in the years ended June 30, 2025, 2024 and 2023, pursuant to the compensation plan adopted in August 2022 for independent directors; (iii) 265,744 shares granted to various consultants for their contracted services; and (iv) 2,391,697 shares for Non-Qualified Stock Options to purchase common stock granted to employees beginning in August 2025 and to two executives in February 2026 in exchange for surrendered RSUs. As of March 31, 2026, there were a total of 3,096,254 shares available for future issuance under the Plan.

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

(5)       Asset Purchase Agreement

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

The Company is accounting for this transaction as an acquisition of assets and has assigned the total purchase price paid at closing, taking into account the probability assessment of the contingent consideration noted above, to the fair value of the assets acquired, as summarized in the table below. For the tangible property and equipment acquired, we began recognizing depreciation expense from the acquisition date and have recorded depreciation expense in the amount of $16,746 as of March 31, 2026. For the intellectual property acquired, we began recognizing amortization expense from the acquisition date and have recorded amortization expense in the amount of $216,102 as of March 31, 2026. Shown below is a summary by Balance Sheet classification of the allocated fair values that we assigned to the acquired assets as of the acquisition date based upon an independent valuation performed by a professional valuation consulting firm:

Property and equipment
Tooling and manufacturing equipment	$99,500

Intellectual property
Owned technology	522,490
Licensed technology	59,780
Software and information technology	816,230
$1,498,000

In conjunction with closing the asset purchase, we entered into employment agreements with the two principals of Neubau covering a three-year period ending September 30, 2028. One of the principals was appointed as the Company’s Chief Operating Officer replacing our former Chief Operating Officer engaged in January 2025, who has since resigned, in that capacity. Pursuant to their employment agreements, we granted each of the two new officers an award of 450,000 RSUs (900,000 RSUs in total), vesting in three annual installments (see Note 4).

(6)       Commitments and Contingencies

Effective February 1, 2025, the Company relocated its corporate and manufacturing office space to a nearby facility in Poway, California, under a 13-month sublease agreement with the sublandlord, at a base rental of $18,638 per month. We are accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, the Company has capitalized the present value of the future lease obligations and is amortizing the related right-of-use asset each month over the term of the lease. Effective October 1, 2025, we entered into an extension of our sublease agreement with the sublandlord whereby we extended the term of the sublease agreement for an additional five years and one month from the original expiration date of February 28, 2026 to the extended expiration date of March 31, 2031. As a result of the extension, which was accounted for as a modification, we remeasured the lease liability using the discount rate as of October 1, 2025, and recorded increases to the Company’s operating lease liability and right-of-use asset of $787,862 during the nine months ended March 31, 2026. The rate implicit in the extended sublease agreement was not readily determinable and, therefore, we used the Company’s incremental borrowing rate of 13.75% based on the Company’s borrowing capability over a similar term of the extended sublease agreement utilizing the effects of full collateralization.

Future undiscounted lease payments under the extended lease agreement are approximately $1.2 million, exclusive of operating expenses and obligations under the existing lease agreement. Future operating lease minimum payments, together with their present value as of March 31, 2026, are summarized as follows:

Year ending June 30, 2026	$54,915
Year ending June 30, 2027	223,322
Year ending June 30, 2028	232,255
Year ending June 30, 2029	241,545
Year ending June 30, 2030	251,207
Thereafter	172,172
Total future minimum lease payments	1,175,416
Less amounts representing interest	(333,448)
Present value of lease liability	841,968
Current portion of operating lease liability	(103,805)

Long-term portion of operating lease liability	$738,163

We are dependent on our two main component vendors for our supplies of batteries, inverters and other raw materials and the inability of these single-source suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our consolidated financial condition and operating results. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates based on the authority of the International Emergency Economic Powers Act (“IEEPA”) on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the tariff rate was lowered in November 2025, subject to judicial review. In February 2026, the Supreme Court declared the tariffs to be unconstitutional based on the authority of IEEPA, therefore, the Administration is considering alternative approaches to implementing tariffs that it believes would be sustained in a judicial review. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components in order to reduce the impact of the tariffs.

In conjunction with the closing of our Asset Purchase Agreement with Neubau Energy Inc. in October 2025, we granted the sellers the right to receive contingent consideration of up to 4,000,000 additional shares of our common stock if certain sales milestones related to Neubau’s proprietary battery storage product are met within specified time periods through December 31, 2028 (see Note 5).

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

(7)       Subsequent Events

On April 8, 2026, we entered into a one-year revolving credit agreement with our depository bank providing for borrowings of up to $3,000,000 at an annual interest rate of 2% above the applicable secured overnight financing rate (“SOFR”), plus an adjustment of up to 0.1% per annum. The proceeds of any borrowings made under this credit agreement are to be used for working capital purposes. In conjunction with the credit agreement, we were required to transfer $3,150,000 of cash into a restricted account at our depository bank as collateral. We made an initial draw under the credit agreement to fully repay our outstanding borrowings from a commercial accounts receivable lender in late April 2026 in the amount of approximately $620,000 (see Note 3). As of the date of this report, our outstanding borrowings under this credit agreement remain at $620,000.

On April 20, 2026, we entered into a Management Services Agreement with an affiliate of the foreign entity referenced in our formation of a joint venture in Note 2, pursuant to which that affiliate agreed to provide sales and marketing coordination services to us in connection with our commercial and industrial battery energy storage business. As consideration for the services, we agreed to issue the affiliate 1,200,000 shares of our common stock which vests in four equal semi-annual installments of 300,000 shares each on the 6-month, 12-month, 18-month, and 24-month anniversaries of the effective date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission on September 29, 2025 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

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

Overview

We are a designer, manufacturer, and seller of high-end Energy Storage Systems (or ESS), primarily our NeoVolta NV14, NV14-K, and NV-24, which can store and use energy via batteries and an inverter at residential or commercial sites. We were founded to identify new ways to leverage emerging technologies with the dynamic changes that are taking place in the energy delivery space. We primarily market and sell our products directly to our certified solar installers and solar equipment distributors. We are also pursuing agreements with residential developers, commercial developers, and other commercial opportunities. Because we are purely dedicated to energy storage systems, virtually all our current resources and efforts go into further developing our flagship NV14, NV14-K, and NV-24 products, while focusing on specific industry needs for our next generation of products. We believe we are unique in the marketplace due to our low cost, our innovative battery chemistry, our product versatility and our commitment to installer service. Because of these factors, we believe NeoVolta is uniquely equipped to establish itself as a major player in the energy storage market.

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

In January 2026, we formed a joint venture with the U.S. affiliate of a foreign entity to jointly own and operate a new utility-scale battery manufacturing facility in the State of Georgia. We have an 80% ownership interest in the joint venture company, with the U.S. affiliate of the foreign entity having a 20% ownership interest (subject to service-based vesting and forfeiture provisions). In accordance with the joint venture agreements, as amended in April 2026, we made our initial capital contribution to the joint venture of $7,000,000 in January 2026 and expect to make an additional capital contribution of $8,000,000 in June 2026 as well as additional capital contributions of up to $25,000,000 through June 30, 2027, which will require us to secure significant future infusions of equity and/or debt financing. The plant will be constructed in phases with the initial phase expected to be completed in the summer of 2026 leading to the commencement of limited production of batteries for sale to customers.

Upon completion, this new facility is anticipated to provide the capacity for us to greatly expand our line of new energy storage products as an integrated energy solutions leader and generate substantial amounts of both customer revenues and net operating cash flows over an extended period of time.

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three and nine month periods ended March 31, 2026 and 2025, as reported in our consolidated financial statements included in Item 1.

Comparison of three months ended March 31, 2026 versus three months ended March 31, 2025

Revenues - Revenues from contracts with customers for the three months ended March 31, 2026 were $2,023,718 compared to $2,014,105 for the three months ended March 31, 2025. Such static level of revenues was primarily due to expiration of the federal solar tax credit for individuals and various other macroeconomic factors arising in the current quarter impacting not only the domestic solar industry but the overall economy in general.

Cost of Goods Sold - Cost of goods sold for the three months ended March 31, 2026 were $1,095,895 compared to $1,499,597 for the three months ended March 31, 2025. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal period and resulted in gross profits on such sales of approximately 46% and 26%, respectively, with the increase being largely due to an upward out of period adjustment reflected in the current quarter related to higher inventory cost recognition in the immediately preceding quarter.

General and Administrative Expense - General and administrative expenses for the three months ended March 31, 2026 were $3,021,127 compared to $1,857,531 for the three months ended March 31, 2025. Such increase was mainly due to our continuing rapid expansion of both our marketing and other product development expenses since the engagement of a new chief executive officer in April 2024, including the hiring of a significant number of new employees. The addition of these personnel has resulted in a higher level of both cash compensation expense and other associated expenses, such as promotion and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the three months ended March 31, 2026 were $403,887 compared to $27,947 for the three months ended March 31, 2025. Such fluctuation was largely due to the recent acceleration of our product development efforts.

Depreciation and Amortization Expense - Depreciation and amortization expenses for the three months ended March 31, 2026 were $128,458 compared to zero for the three months ended March 31, 2025. Such fluctuation was primarily attributable to our closing of an acquisition of intangible and tangible assets from Neubau Energy Inc., which closed in October 2025.

Other Income and Expense – Loss on debt exchanges for the three months ended March 31, 2026 was $408,028 compared to zero for the three months ended March 31, 2025, and resulted from an exchange agreement entered into with one of our lenders in January 2026. Interest expense for the three months ended March 31, 2026 was $51,810 compared to $78,499 for the three months ended March 31, 2025, reflecting interest attributable to a lower level of borrowings made under our lender credit arrangements obtained since September 30, 2024. Interest income for the three months ended March 31, 2026 was $57,085 compared to $138 for the three months ended March 31, 2025, due to a higher average level of investable cash in the three months ended March 31, 2026.

Net Loss - Net loss for the three months ended March 31, 2026 was $3,028,402 compared to $1,449,331 for the three months ended March 31, 2025, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Comparison of nine months ended March 31, 2026 versus nine months ended March 31, 2025

Revenues - Revenues from contracts with customers for the nine months ended March 31, 2026 were $13,319,493 compared to $3,675,922 for the nine months ended March 31, 2025. Such increase in our revenues was primarily due to the rapid expansion of various new sales channels outside of our traditional focus on the local installer market in the Southern California area while maintaining essentially the same price points since the engagement of our new chief executive officer in April 2024.

Cost of Goods Sold - Cost of goods sold for the nine months ended March 31, 2026 were $10,041,896 compared to $2,744,656 for the nine months ended March 31, 2025. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of the energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 25% in each period, in accordance with our customary expectations.

General and Administrative Expense - General and administrative expenses for the nine months ended March 31, 2026 were $10,474,212 compared to $4,136,167 for the nine months ended March 31, 2025. Such increase was mainly due to our continuing rapid expansion of both our marketing and other product development expenses since the engagement of a new chief executive officer in April 2024, including the hiring of a significant number of new employees. The addition of these personnel has resulted in a higher level of both cash compensation expense and other associated expenses, such as promotion and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs.

Research and Development Expense - Research and development expenses for the nine months ended March 31, 2026 were $519,594 compared to $78,888 for the nine months ended March 31, 2025. Such fluctuation was largely due to the recent acceleration of our product development efforts.

Depreciation and Amortization Expense - Depreciation and amortization expenses for the nine months ended March 31, 2026 were $240,290 compared to zero for the nine months ended March 31, 2025. Such fluctuation was primarily attributable to our closing of an acquisition of intangible and tangible assets from Neubau Energy Inc., which closed in October 2025.

Other Income and Expense – Loss on debt exchanges for the nine months ended March 31, 2026 was $1,266,030 compared to zero for the nine months ended March 31, 2025, and resulted from three exchange agreements entered into with one of our lenders since October 2025. Interest expense for the nine months ended March 31, 2026 was $645,644 compared to $103,045 for the nine months ended March 31, 2025, reflecting interest attributable to a higher level of borrowings made under our lender credit arrangements obtained since September 30, 2024. Interest income for the nine months ended March 31, 2026 was $57,650 compared to $1,872 for the nine months ended March 31, 2025, due to a higher average level of investable cash in the nine months ended March 31, 2026.

Net Loss - Net loss for the nine months ended March 31, 2026 was $9,810,523 compared to $3,384,962 for the nine months ended March 31, 2025, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the nine months ended March 31, 2026 was $8,156,853 compared to $3,501,515 in the nine months ended March 31, 2025. This increase was largely due to the current period increase in our comparative net loss, primarily resulting from an increase in our previously noted cash operating expenses for personnel and related costs, as well as the relatively higher changes in our net working capital needs, including a recent increase in our outstanding accounts receivable.

Investing activities. Net cash used in investing activities in the nine months ended March 31, 2026 was $2,785,375, compared to zero in the nine months ended March 31, 2025. Such fluctuation was due to our initial capital expenditures on a jointly owned utility-scale battery manufacturing facility currently under construction in the State of Georgia (see “Other Developments” below) as well as the cash portion of our purchase price of an acquisition of intangible and tangible assets from Neubau Energy Inc., which closed in October 2025.

Financing activities. Net cash provided by financing activities in the nine months ended March 31, 2026 was $21,628,221 compared to $3,051,054 in the nine months ended March 31, 2025. In the nine months ended March 31, 2026, we completed the following equity financings: (i) in November 2025, we entered into a private equity offering with accredited investors group under which we issued a total of 5,200,000 shares of our common stock at an offering price of $2.50 per share for gross proceeds of $13,000,000, which closed in two tranches in December 2025 and February 2026; and (ii) in January 2026, we closed a registered direct offering of a total of 2,100,841 shares of our common stock at an offering price of $4.76 per share resulting in net proceeds of $9,301,844. Beginning in November 2024, we also made short-term borrowings from two private lenders, primarily to finance inventory purchases. In the nine months ended March 31, 2026, we made borrowings from these lenders in the total amount of $6,936,891 and repayments in the amount of $ 7,610,514.

In the nine months ended March 31, 2025, we made borrowings from our two private lenders in the total amount of $2,581,845 and repayments in the amount of $778,191. In February 2025, we closed a private equity offering with accredited investors under which we issued a total of 543,500 shares of our common stock to the investors at an offering price of $2.00 per share resulting in gross proceeds of $1,087,000. In December 2024, we also received proceeds from the exercise of warrants issued in our August 2022 public offering in the amount of $160,400.

As of March 31, 2026, we had a consolidated cash balance of approximately $11.5 million and consolidated net working capital of approximately $19.5 million, an increase of approximately $15.4 million in the recent quarter. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that, with our current credit sources and the proceeds of our three equity financings in the nine months ended March 31, 2026, we will have sufficient cash to operate for at least the next 12 months (see “Other Developments” below).

Other Developments

In January 2026, we executed a series of joint venture agreements with the U.S. affiliate of a foreign entity for the formation of a new domestic limited liability company to jointly own and operate a planned utility-scale battery manufacturing facility in the State of Georgia. Pursuant to these agreements, the Company has an 80% ownership interest in the joint venture company, and the U.S. affiliate of the foreign entity has a 20% ownership interest.

In accordance with the joint venture agreements, we made our initial capital contribution of $7,000,000 in January 2026 and expect to make an additional capital contribution of $8,000,000 in June 2026, which is primarily to fund the purchase of equipment. Further, we are expected to make additional capital contributions to the joint venture company through June 30, 2027 in total amounts of up to $25,000,000, pursuant to the joint venture agreements. We presently anticipate funding those additional capital contributions from the proceeds of one or more equity and/or debt financings, subject to market conditions. However, there can be no assurance that we will be successful in raising sufficient proceeds from such private offerings in order to fully satisfy our obligations for the additional capital contributions to the joint venture company. To the extent that we may be unable to raise sufficient proceeds in order to fully satisfy our obligations for the additional capital contributions to the joint venture company, the parent company of the same foreign entity will be permitted to bring in one or more new members of the joint venture company to fund such additional capital contributions which would dilute our present 80% majority ownership of the joint venture company.

We continue to monitor current international developments occurring in Iran and Ukraine. However, we do not believe that they will have a significant impact on either the domestic markets for our products or the international supply chains for our product components, which are largely sourced from Asia.

Presently, our two main raw material components, batteries and inverters, are imported from different suppliers in China and, until recently, were subject to fairly low tariff rates that had been in effect for several years. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates based on the authority of the International Emergency Economic Powers Act (“IEEPA”) on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the tariff rate was lowered in November 2025, subject to judicial review. In February 2026, the Supreme Court declared the tariffs to be unconstitutional based on the authority of IEEPA, therefore, the Administration is considering alternative approaches to implementing tariffs that it believes would be sustained in a judicial review. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components in order to reduce the impact of the tariffs.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See “Note 1. Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements set forth above and under “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the SEC on September 29, 2025, for a further description of our critical accounting policies and estimates. None of those policies are deemed to be critical accounting policies nor critical accounting estimates.

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

As of March 31, 2026, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We will be required to hire additional personnel in order to remediate our material weakness.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Except as set forth in a previously filed Form 8-K, in the three months ended March 31, 2026, and in the subsequent period through the date hereof, we had the following unregistered issuance of our common stock, which was made pursuant to exemptions from registration as set forth in Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act, as applicable to each issuance: On February 9, 2026, we closed the second tranche of a private equity offering entered into in November 2025 with an institutional investor under which we issued a total of 4,000,000 shares of our common stock to the investor at an offering price of $2.50 per share resulting in gross proceeds to the Company in the amount of $10,000,000. We expect to use the proceeds of this private offering to meet working capital needs and for other general corporate purposes.

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

On May 12, 2026, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Infinite Grid Capital, LP, a Delaware limited partnership (“IGC”), pursuant to which the Company engaged IGC to provide offtake origination and related advisory services in connection with the Company’s battery energy storage manufacturing operations being undertaken through NeoVolta Power, LLC, a Delaware limited liability company (the “Joint Venture”).

Under the Consulting Agreement, IGC has provided, and will continue to provide, strategic advisory services to the Company, including services previously rendered in connection with the formation and development of the Joint Venture (the “Pre-Signing Services”) and ongoing offtake origination services (the “Offtake Services”). The Offtake Services include identifying and evaluating potential offtake counterparties, advising on the structuring of offtake arrangements and assisting in the negotiation of term sheets, letters of intent and definitive offtake agreements.

As consideration for the Pre-Signing Services, the Offtake Services and the entry into the Consulting Agreement, the Company will issue IGC 500,000 shares of the Company’s common stock (the “Signing Fee”). In addition, IGC is entitled to receive a success fee (the “Offtake Fee”) for each qualifying offtake agreement attributable to IGC’s direct and material causal contribution, calculated as a percentage of gross revenue received by the Company for energy storage equipment and associated hardware under the applicable offtake agreement (“Project Equipment Revenue”), as follows: (i) 5.0% for projects with contracted capacity of less than 100 MWh; (ii) 4.0% for projects with contracted capacity of 100 MWh or greater but less than 250 MWh; and (iii) 3.0% for projects with contracted capacity of 250 MWh or greater. The maximum Offtake Fee payable with respect to any single offtake agreement is $3,000,000, and multiple offtake agreements with the same counterparty or as part of a single project are aggregated for purposes of determining applicable capacity thresholds and fee percentages. Each Offtake Fee is payable, at the mutual election of the Company and IGC, in cash, shares of Company common stock (or prefunded warrants), or a combination thereof. If payable in shares, the number of shares is determined by dividing the applicable Offtake Fee by the “Minimum Price” calculated in accordance with Nasdaq Listing Rule 5635(d) as of the applicable determination date. To the extent that any issuance of common stock would cause IGC to beneficially own in excess of 4.9% of the outstanding shares of common stock, such excess shares will instead be issued in the form of prefunded warrants, each with an exercise price of $0.001 per share, exercisable immediately upon issuance and containing a 9.9% beneficial ownership limitation. The shares of common stock are being and will be issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

The Consulting Agreement provides IGC with piggyback registration rights with respect to all shares of common stock and other equity securities held by IGC or its affiliates that are not then registered for resale. In addition, the Company is required to file a registration statement covering the resale of the Signing Fee shares and cause such registration statement to be declared effective by no later than June 30, 2026.

The Consulting Agreement continues until completion of the services, unless earlier terminated by either party upon 45 days’ prior written notice or for material breach (subject to a 30-day cure period). Following termination or expiration, IGC is entitled to an Offtake Fee with respect to offtake agreements executed within 90 days with counterparties first introduced by IGC during the term and identified on a written list delivered by IGC prior to the effective date of termination.

On May 12, 2026, the Company also entered into a Letter Agreement (the “Letter Agreement”) with IGC, pursuant to which the Company granted IGC certain preemptive rights, registration rights, and board observation rights. During the period ending December 31, 2027, IGC has a preemptive right to participate in any financing by the Company, the proceeds of which are intended to fund any capital contribution to the Joint Venture, on the same terms and conditions as such financing is offered to other investors. The preemptive rights do not apply to the Company’s use of its at-the-market facility to raise capital for ongoing corporate obligations (excluding Joint Venture-related obligations) in an amount not to exceed $1,000,000 per quarter, or to financings for acquisitions or strategic transactions unrelated to the Joint Venture. The Company is required to file a registration statement covering the resale of the common stock acquired by IGC in the Company’s private placement that was completed in February 2026, and to cause such registration statement to be declared effective by no later than June 30, 2026. IGC has the right, upon written notice to the Company, to designate a representative to attend all board and committee meetings as a non-voting observer, with the same notice of meetings and access to materials provided to directors. The Letter Agreement terminates at such time as IGC holds fewer than 250,000 shares purchased pursuant to the private placement that was completed in February 2026.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
10.1	Operating Agreement among NeoVolta Power, LLC and the Members dated January 13, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed January 20, 2026)
10.2	Contribution Agreement among NeoVolta Power, LLC and the Members dated January 13, 2026(incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed January 20, 2026)
10.3	Form of Securities Purchase Agreement, by and among NeoVolta Inc. and the Purchasers, dated January 22, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed January 23, 2026)
10.4*	Technical Services Agreement between NeoVolta Power, LLC and Can Current Corporation, dated March 20, 2026
10.5	Form of Subscription Agreement in $2.50 private offering (incorporated by reference to exhibit 10.3 of the Company’s Form 10-Q filed February 13, 2026)
10.6	Form of RSU Cancellation Agreement, by and among NeoVolta, Inc. and each of Ardes Johnson and Steve Bond, dated February 23, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed February 25, 2026)
10.7	Sales Agreement, dated March 27, 2026, by and between NeoVolta, Inc. and Needham & Company, LLC (incorporated by reference to exhibit 1.1 of the Company’s Form 8-K filed March 27, 2026)
10.8	First Amendment to Employment Agreement dated March 26, 2026 between NeoVolta, Inc. and Steve Bond (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed March 27, 2026)
10.9	Amended and Restated Operating Agreement of NeoVolta Power, LLC, dated April 15, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed April 21, 2026)
10.10	First Amendment to Contribution Agreement, dated April 15, 2026 (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed April 21, 2026)
10.11	Asset Purchase Agreement between Can Current Corporation and NeoVolta Power, LLC, dated April 15, 2026 (incorporated by reference to exhibit 10.3 of the Company’s Form 8-K filed April 21, 2026)
10.12	Management Services Agreement between NeoVolta Inc. and Potisedge Technology Pte Ltd., dated April 20, 2026 (incorporated by reference to exhibit 10.4 of the Company’s Form 8-K filed April 21, 2026)
10.13*	Severance Agreement and General Release by and between NeoVolta, Inc. and Michael Mendik
10.14*	Consulting Services Agreement dated May 12, 2026 by and between NeoVolta, Inc. and Infinite Grid Capital, LP.
10.15*	Side Letter Agreement dated May 12, 2026 by and between NeoVolta, Inc. and Infinite Grid Capital, LP.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NEOVOLTA, INC.

May 14, 2026	/s/ H. Ardes Johnson
H. Ardes Johnson
Chief Executive Officer
(Principal Executive Officer)

May 14, 2026	/s/ Steve Bond
Steve Bond
Chief Financial Officer
(Principal Financial/Accounting Officer)

