Form 10-K
period 2026-06-30
NeoVolta Inc.
filed 2026-09-23
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41447

NeoVolta, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-5299263
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12195 Dearborn Place Poway, CA	92064
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (800) 364-5464

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NEOV	The NASDAQ Stock Market LLC
Warrants, each warrant exercisable for one share of common stock	NEOVW	The NASDAQ Stock Market LLC

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $107.1 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of September 23, 2026 was 59,013,247.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Those statements appear in this Report, particularly in the sections titled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and include statements regarding the intent, belief or current expectations of the Company and management that are subject to known and unknown risks, uncertainties and assumptions.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “NeoVolta” refer specifically to NeoVolta, Inc.

ii

PART I

ITEM 1. BUSINESS

Overview

NeoVolta Inc. (“NeoVolta”, “we” or the “Company”) is a rapidly-growing U.S.-based energy technology company delivering scalable energy storage solutions. We are presently transitioning from being a storage manufacturer into an integrated energy solutions leader. Since our founding in 2018 solely as a manufacturer of high-performance energy storage systems for residential and small commercial applications, we have evolved into a more diversified storage technology company. Currently, our strategy is centered around building a multi-market energy solutions platform serving customer markets in the following three areas:

➢	Residential	- Our legacy energy storage business
➢	Commercial & Industrial (“C&I”)	- A logical extension from our legacy business
➢	Utility-Scale	- Our new energy storage initiative

Since April 2024, we have adopted a growth strategy which is designed to be focused around our customer base and structured to expand our market penetration, diversify revenue channels, and accelerate product development on a scalable basis. This strategy rests on three primary objectives: (i) expanding revenue through strategic sales channel development, (ii) broadening financing options through partnerships, and (iii) initiating development of next-generation storage solutions.

We have provided a more in-depth discussion below regarding our Residential, Commercial & Industrial, and Utility-Scale customer products and markets.

Residential Market

Presently, we are best known for our high-performance energy storage systems (“ESS”) for residential and small commercial applications. Our ESS product portfolio includes the NV14, NV24, NVPlus, NV7600 stand-alone inverter, and the NV16 kW AC hybrid inverter with 24 kW PV input and a 250 kW / 430 kWh C&I system. Our systems combine lithium iron phosphate battery technology with hybrid inverter capability, providing safe, flexible, and adaptable solutions for backup power, self-consumption, and energy resilience.

Historically, we have marketed and sold our ESS products primarily through certified solar installers and regional and national distributors, with our initial focus being on Southern California and more recently expanding to markets in other states such as Texas. As a result of federal tax law changes pertaining to the residential solar tax credit, however, we are in the process of developing new plans for marketing those products going forward.

Our energy storage systems combine lithium iron phosphate battery technology with integrated or stand-alone inverters to provide safe, reliable backup power for residential and light commercial applications. All systems are NEMA 3R rated for indoor or outdoor installation, UL 9540/9540A certified, and compatible with both AC- and DC-coupled solar configurations.

•	NV14 — The NV14 integrates a 14.4 kWh battery with a 7.6 kW hybrid inverter capable of 120V/240V residential and 208V three-phase commercial operation. The system is designed for energy efficiency, time-of-use optimization, and backup power.

•	NV24 — The NV24 expansion battery increases NV14 capacity from 14.4 kWh to 24.0 kWh without requiring an additional inverter, allowing customers to scale storage at lower cost.

•	NVPlus — Introduced in 2024, NVPlus is a higher-capacity ESS developed for larger residential and small commercial applications. It provides extended runtime, supports greater solar inputs, and is designed for customers requiring whole-home backup or higher daily cycling.

•	NV7600 — A stand-alone 7.6 kW inverter launched in 2024, designed for use with NeoVolta storage products or as a retrofit solution for existing solar systems.

Since 2024, we have broadened our product portfolio with the launch of the NVPlus energy storage system and the NV7600 stand-alone inverter, extending our reach into higher-capacity residential and light commercial applications. In February 2025, we expanded into a larger facility in Poway to support increased production.

In addition to these core products, we are preparing to launch our NVWAVE modular battery platform commercially, featuring plug-and-play installation, a scalable architecture up to 55.2 kWh, and full FEOC-compliant, Domestic Content-eligible design. A key differentiator of the NVWAVE platform is its integrated software intelligence.

We have developed this product as a result of our acquisition of intellectual property and other assets from Neubau Energy in October 2025. It expands our market reach into flexible residential and light commercial systems. We believe that it has the potential to enhances our gross margins through simplified production and reduced labor costs, thus positioning us for scalable growth and stronger profitability in our targeted residential markets.

The NVWAVE system incorporates a proprietary whole-home load management controller that integrates the system controller, inverters, battery management unit, and individual battery modules into one streamlined unit, enabling intelligent energy optimization across solar, battery, and grid resources. This software-driven architecture gives homeowners real-time visibility and control over their energy use while allowing the system to adapt dynamically to evolving utility rate structures and interconnection requirements.

Commercial & Industrial Market

Beyond our residential applications, the market for C&I storage is emerging as a new growth segment for us. We are finding that commercial businesses as well as project developers of various descriptions and sizes are increasingly seeking solutions for demand-charge management, backup power, and grid services.

Utility-Scale Market

In January 2026, we executed a series of joint venture agreements with the U.S. affiliate of a foreign entity for the formation of a new domestic limited liability company known as NeoVolta Power, LLC (“NVP”) to jointly own and operate a utility-scale battery manufacturing facility in the State of Georgia. Pursuant to these agreements, as amended in April 2026, we have an 80% ownership interest in the joint venture company, and the U.S. affiliate of the foreign entity has a 20% ownership interest, subject to service-based vesting and forfeiture provisions, which is being accounted for as a capital contribution based on the estimated fair value of its services contributed to the joint venture.

The plant is located in a leased structure containing 210,600 square feet of manufacturing space along the I-85 corridor in Pendergrass, Georgia, outside of Atlanta. It is being constructed in phases with the initial phase expected to be completed at the end of our fiscal 2027 first quarter, leading to limited production of batteries for sale to customers. The facility is designed for 2 GWh of initial annual production capacity, scalable to 8 GWh over time. The plant is intended to be eligible for the Advanced Manufacturing Tax Credit under Internal Revenue Code Section 45X and to enable customers to claim the Clean Electricity Investment Tax Credit under Internal Revenue Code Section 48E.

Under the terms of our joint venture agreements, we are responsible for making sufficient capital contributions to NVP to fund the construction costs of the facility, specified equipment purchases, initial working capital requirements, and other items as may be needed by the joint venture. Our joint venture partner, which is affiliated with a world leading supplier of solar PV solutions, is responsible for contributing its technical expertise in battery manufacturing and other services through various ancillary joint venture agreements.

Our total funding requirements to NVP are currently projected to aggregate approximately $40 million through June 30, 2027. This amount may change as circumstances arise during the construction and initial production phases of this project. Of this expected amount, we have currently made total capital contributions in cash of $15 million. We recently completed an underwritten public equity offering in the net amount of $26.3 million and we are expecting to use a substantial portion of the net proceeds of that offering to fund our remaining capital contributions to NVP in the coming year. We may seek to pursue additional debt and/or equity financings in order to fund our remaining capital contributions to NVP.

Market Overview

Our addressable market is expanding rapidly across multiple customer segments, supported by favorable policy, resiliency needs, and evolving financing and distribution models. Based on reliable industry sources, the total U.S. addressable market in our three primary areas of focus is projected to reach an aggregate level of approximately $45 billion by 2030, as further described below.

Residential. There are an estimated 4.2 million U.S. homes equipped with solar panels, and more than 3 million of these do not currently have battery storage. (SolarInsure) This represents a significant retrofit opportunity, particularly as installed inverters approach end of life after 10–15 years of operation. By 2030, the total U.S. addressable Residential market is projected to reach approximately $15 billion.

Commercial & Industrial. The U.S. installer and distributor market is highly fragmented, with more than 11,000 companies nationwide, most of them small independent operators not typically serviced by larger ESS providers. These smaller players represent NeoVolta’s core customers. By 2030, the total U.S. addressable C&I market is projected to reach approximately $10 billion.

Utility-Scale Battery Storage.  Installed utility-scale battery storage in the U.S. surpassed 15 GW in 2024 and is projected to more than double by the end of 2026. In 2025, U.S. energy storage installations hit a record 18.9 GW, with 4.9 GW in the utility segment alone, up 31% year-over-year. The market is expected to install 500 GWh of storage from 2026–2031, a 250% increase over 2020–2025. (The American Clean Power Association) This translates into an addressable Utility-Scale Battery Storage market projected to reach approximately $20 billion by 2030.

Upon completion of our new utility-scale battery manufacturing joint venture plant in Georgia, we will be capable of delivering integrated energy storage solutions that enable homeowners, businesses, and utilities to optimize energy use, reduce grid dependence, and build resilience against outages, peak demands, and rising costs.

Growth Strategy

The electric grid in the United States is aging at a time when there is rapidly increasing demand for domestic electric service. Energy-intensive data centers are projected to double electricity usage by 2030. Electric vehicles are projected to represent 20-30% of all vehicles by 2030. Electrified manufacturing processes are expected to raise industrial electricity consumption by 25-40% over the next decade. We are positioning NeoVolta to take advantage of this expected growth through three main initiatives described below.

Product Innovation. We are investing in research and development to expand our product portfolio and maintain a competitive edge. These products expand our reach into larger residential and commercial markets.

Strategic Combinations. In addition to organic growth, we may evaluate acquisitions, joint ventures, or other strategic transactions to expand our technology base, accelerate market entry, and enhance financing capabilities. As an illustration, we have entered into a joint venture with the U.S. affiliate of a foreign entity to jointly own and operate a utility-scale battery manufacturing facility in the State of Georgia, as previously mentioned.

Competition

We compete with several established companies in the ESS market, including Tesla, LG Chem, Sonnen, Enphase, SunPower, Sunrun and Fluence. Many of these competitors have significantly greater financial resources, manufacturing capacity, brand recognition, and established distribution channels. Their scale allows them to pursue aggressive pricing, broader marketing, and faster product refresh cycles.

In addition to dedicated ESS providers, we also face competition from diversified industrial companies, generator manufacturers, inverter suppliers, and other firms that offer alternative backup power or distributed energy solutions. We expect new entrants to continue to emerge as energy storage adoption expands and regulatory requirements evolve.

We also compete with companies that are similar to ours, and other renewable energy companies. We believe that we compete favorably with these companies based on our products and differentiated customer experience. We also face competition from purely finance-driven organizations that acquire customers and then subcontract out the installation of energy systems, from installation businesses that seek financing from external parties, to large construction companies and utilities and sophisticated electrical and roofing companies.

Despite the presence of larger and more established competitors, we believe NeoVolta maintains distinct competitive advantages:

Product Availability. We generally fulfill orders in our legacy products in less than two weeks, often within days, compared to extended backlogs reported by some competitors. This supports the cash-flow needs of small and mid-sized installers.

Installer Service. Our Certified Installer Program, direct technical support, and remote monitoring capabilities provide education and assistance to installers, fostering loyalty and reducing installation risk.

Product Safety and Flexibility. Our systems use lithium iron phosphate chemistry and are UL 9540/9540A certified with no thermal runaway risk. Products are NEMA 3R rated for indoor/outdoor use, support both AC- and DC-coupled solar, and allow capacity expansion without requiring an additional inverter.

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

Intellectual Property & Product Development

We rely on a combination of patents, trademarks, copyrights, trade secrets, and contractual protections to safeguard our technology and brand. At present, we hold or are pursuing a total of 16 U.S. patents, of which 3 have been granted, 3 others are provisionally in force, 2 are filed and pending, and 8 were recently filed with the U.S. Patent & Trademark Office. Additionally, we hold a perpetual license on certain patents related to our low-voltage battery architecture. These patents and licenses include the assets that we obtained through our asset acquisition from Neubau Energy in October 2025.

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

As previously noted, our new utility-scale battery manufacturing joint venture plant in the State of Georgia is intended to be eligible for the Advanced Manufacturing Tax Credit under Internal Revenue Code Section 45X and to enable our customers to claim the Clean Electricity Investment Tax Credit under Internal Revenue Code Section 48E, notwithstanding that there are strict federal tax regulations pertaining to these credits which involve any foreign sourcing. However, a recent IRS Notice provides guidance to taxpayers on achieving compliance with these regulations.

The One Big Beautiful Bill Act (“OBBBA”) passed by Congress in July 2025 provides that a qualified facility, energy storage technology or eligible component that includes material assistance from a prohibited foreign entity is not eligible for a credit under Section 45X. Material assistance is defined as a material assistance cost ratio (“MACR”) that is less than the applicable threshold percentage.

Despite the fact that our joint venture partner is affiliated with such a foreign entity, we expect to achieve compliance with the OBBBA by relying on IRS Notice 2026-15, which offers high-level general rules and an interim safe-harbor approach to calculating the MACR for a project or manufactured component. This safe harbor, which is expected to be available to NVP, allows taxpayers to trace to the level of detail of the items listed in the IRS’s domestic content safe harbor tables with additional averaging rules to account for procurement and tracing.

At the state level, several states, led by California and Hawaii, have adopted building codes and interconnection requirements that mandate or encourage storage. Utilities are increasingly turning to rate reform, such as California’s net-billing tariff, which improves the economics of pairing solar with batteries. Meanwhile, grid reliability concerns—including widespread Public Safety Power Shutoff events in California—continue to highlight the resiliency benefits of energy storage for both homeowners and businesses.

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

NeoVolta’s products are certified under multiple safety and performance standards, including:

•	UL 9540 and UL 9540A (energy storage system safety and thermal runaway testing)
•	UL 1741SA / SB and IEEE 1547 (inverter and grid interconnection)
•	UL 1973 (battery modules)
•	FCC Class B (communications compliance)
•	NFPA 70 National Electrical Code (2023 edition)
•	California Energy Commission (Rule 21 solar equipment list) and Hawaii Electric Source Requirements Document Version 2.0 (Rule 14H interconnection requirements)
•	NEMA 3R (outdoor enclosure rating)

We expect the regulatory environment for ESS to remain highly dynamic. Although compliance requires continued investment in engineering and certification, we believe these requirements create higher barriers to entry for new competitors and reinforce NeoVolta’s positioning as a compliant and safety-focused manufacturer.

Manufacturing

Historically, we have assembled our residential NV14 and NV24 energy storage systems at our facility in Poway, California. These products have been built under a made-to-order model, with minimal finished-goods inventory and higher raw-materials inventory relative to projected sales to support delivery timelines.

Other NeoVolta products—including NVPlus, the NV7600 stand-alone inverter, and newly announced offerings—are manufactured through qualified contract partners under NeoVolta specifications. We manage supplier selection, production planning, and quality control, and we perform firmware configuration and final acceptance testing as appropriate before shipment.

Our new NVWAVE modular battery platform developed as a result of our asset acquisition from Neubau Energy in October 2025 involves a dual manufacturing process between a contract manufacturer located in Austria which custom manufactures the modules followed by the in-house assembly of the remaining components which takes place at our facility in Poway, California.

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

Employees

As of June 30, 2026, we had a total of 41 full-time employees. Our Chief Executive Officer oversees overall company strategy, sales, and product development, while our Chief Financial Officer manages finance and administration. Our California based staff is primarily focused on manufacturing and quality control for our NV14 and NV24 systems, supported by supply chain, technology, sales and marketing personnel. Our Georgia based staff is primarily focused on overseeing the construction and providing administrative oversight of NVP’s battery manufacturing facility.

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

Risks Related to our Business and Industry

Although we have been in business for over eight years, we have not yet established a successful and sustainable business model.

We formed our corporation in 2018. Since formation, we have focused on research, development and certification of our first energy storage system. We began marketing, sales, and installations via our certified installers in May 2019 (although no sales were completed in the year ended June 30, 2019). We may never achieve commercial success with our energy solutions. We are presently transitioning from being a storage manufacturer into an integrated energy solutions leader, therefore, we have limited historical financial data upon which we may base our projected revenue and operating expenses. While we are optimistic on the prospects for success in our new business model, we continue to be subject to many of the risks inherent in business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of net losses and we are uncertain about our future profitability.

We have incurred significant net losses since our inception. For the years ended June 30, 2026 and 2025, we have incurred net losses of $21.5 million and $5.0 million, respectively. As of June 30, 2026, we had an accumulated deficit of $47.2 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact our financial condition and significantly reduce the value of our common stock.

The anticipated startup of our new utility-scale battery manufacturing joint venture in the State of Georgia at the end of our fiscal 2027 first quarter may be subject to significant competitive, operational, financial, regulatory, and technological risks.

We may encounter intense competition from established players with greater resources or brand recognition, and demand volatility or slow adoption of our products could delay revenue generation. We may experience supply chain disruptions if key components or services are not yet secured and dependency on key personnel for product development, sales, or operations. We may encounter liquidity constraints if the business requires significantly higher upfront investment than we are expecting before generating cash flow. We may confront challenges in achieving compliance with new or evolving regulations in the target market, such as environmental, safety, or labor compliance risks, and pending litigation or claims related to our new products. We may face cybersecurity threats to customer data or proprietary systems and rapid technological changes that could render our products obsolete.

We expect certain financial benefits as a result of federal tax incentives available to our new utility-scale battery manufacturing joint venture. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

We expect our new utility-scale battery manufacturing joint venture plant in the State of Georgia to be eligible for the Advanced Manufacturing Tax Credit under Internal Revenue Code Section 45X and to enable our customers to claim the Clean Electricity Investment Tax Credit under Internal Revenue Code Section 48E, notwithstanding that there are strict federal tax regulations pertaining to these credits which involve any foreign sourcing.

We anticipate qualifying for the Advanced Manufacturing Tax Credit by virtue of manufacturing our utility-scale batteries in the United States and selling them to unrelated purchasers. Such credits may be refundable by the IRS or transferable to a third party for cash and are available from 2023 to 2032, subject to phase-down beginning in 2030. Our ability to realize these benefits depends on our ability to satisfy applicable statutory requirements or regulatory guidance regarding Section 45X of the IRC.

The One Big Beautiful Bill Act (“OBBBA”) passed by Congress in July 2025 provides that a qualified facility, energy storage technology or eligible component that includes material assistance from a prohibited foreign entity is not eligible for a credit under Section 45X. Material assistance is defined as a material assistance cost ratio (“MACR”) that is less than the applicable threshold percentage.

Despite the fact that our joint venture partner is affiliated with such a foreign entity, we expect to achieve compliance with the OBBBA by relying on IRS Notice 2026-15, which offers high-level general rules and an interim safe-harbor approach to calculating the MACR for a project or manufactured component. This safe harbor, which is expected to be available to NVP, allows taxpayers to trace to the level of detail of the items listed in the IRS’s domestic content safe harbor tables with additional averaging rules to account for procurement and tracing.

We have made a significant investment of management time and other resources in the development of a third-party ownership platform which is designed to provide a new market for our residential and commercial energy storage products. If this new platform is not successful in meeting its anticipated objectives, there can be no assurance that we will be able to achieve a satisfactory return on our underlying investments.

The market for our legacy residential and commercial battery storage products has dramatically shifted due to recent federal tax law changes prescribed in the OBBBA. As a result, we believe that the most effective path for us to market those products going forward is through a tax-efficient, third-party ownership (“TPO”) model. Therefore, we recently entered into a TPO Platform Services Agreement with an experienced, privately-owned development company to establish and operate a TPO platform with that company, which is designed to provide a new market for our residential and commercial energy storage products. This new platform will be fully functional for the initial processing of customer sales in the first quarter of our fiscal year 2027. There can be no assurance that the launch of our TPO platform will be successful in meeting our anticipated objectives and in recovering the investments of management time and other resources that we have made.

We may experience in the future, delays or other complications in the design, manufacture, launch and production ramp of our energy storage products which could harm our brand, business, prospects, financial condition and operating results.

We may encounter unanticipated challenges, such as supply chain or logistics constraints, that lead to delays in producing and ramping our energy storage products. Any significant delay or other complication in the production of our products or the development, manufacture, and production ramp of our future products, including complications associated with expanding our production capacity and supply chain or obtaining or maintaining regulatory approvals, could materially damage our brand, business, prospects, financial condition and operating results.

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

We are dependent on our two main component vendors for our supplies of battery cells, inverters and other raw materials and the inability of these single-source suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results.

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

Presently, our two main raw material components, batteries and inverters, are imported from different suppliers in China and, until recently, were subject to fairly low tariff rates that had been in effect for several years. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates based on the authority of the International Emergency Economic Powers Act (“IEEPA”) on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the tariff rate was lowered in November 2025, subject to judicial review. In February 2026, the Supreme Court declared the tariffs to be unconstitutional based on the authority of IEEPA, therefore, the Administration is considering alternative approaches to implementing tariffs that it believes would be sustained in a judicial review. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began periodic stockpiling our inventory of these two components, which we have continued to pursue in any subsequent periods of tariff abatements or reductions since then, in order to reduce the impact of the tariffs.

In the event, however, that such a mutual trade agreement is not reached between the parties within the next several months and we find it necessary to begin purchasing a significant level of our inventory components from China at post-tariff prices, we would be faced with a decision as to whether we should attempt to pass along such tariff increases to our customers through higher prices for our products or absorb them internally, or some combination of those two alternatives.

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

We are currently selling multiple energy storage products and if these products that we sell or install fail to perform as expected, our reputation could be harmed and our ability to develop, market and sell our products and services could be harmed.

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

Due to our limited operating history, we depend on a relatively small number of wholesale dealers and installers in California and other states for our revenue. For the fiscal year ended June 30, 2026, our three largest dealers accounted for approximately 39%, 15% and 11% of our total revenues, respectively. For the fiscal year ended June 30, 2025, our two largest dealers accounted for approximately 41% and 23% of our total revenues, respectively. As of June 30, 2026, our three largest dealers, net of expected credit losses, represented approximately 45%, 31% and 14% of our net accounts receivable balance. Our limited customer base and concentration could expose us to the risk of substantial losses if a single dominant customer stops purchasing, or significantly reduces orders for, our products. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and between the U.S. and Iran. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from these conflicts or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflicts between Russia and Ukraine, which began in February 2022, and between the U.S. and Iran, which began in February 2026. Although the length and impact of these ongoing military conflicts are highly unpredictable, they could lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situations in both of these areas and globally and assessing any potential impacts on our business.

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

Although we believe we have designed our products for safety, product liability claims, even those without merit, could harm our business, prospects, operating results and financial condition. Our risks in this area are particularly pronounced given that we have only recently begun to deliver energy storage products. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, business, prospects and operating results.

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

We rely on information technology (“IT”) systems, including third-party “cloud based” service providers, to keep financial records, maintain product support data, and corporate records, to communicate with staff and external parties and to operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories and archives. Presently, we do not have a formal cyber security policy due to our small size. If any of our third-party information technology providers experience security breaches or incidents due to computer viruses, unauthorized access, malware, ransomware, natural disasters, fire, terrorism, war, telecommunication failures, electrical failures, cyber-attacks or cyber-intrusions over the internet, then sensitive data, including personal information, trade secrets, and confidential business information could be compromised, exposed, or deleted. Similarly, we could incur business disruption if our access to the internet is compromised, and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and delay of our product development and support efforts.

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

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

As of June 30, 2026, we had significant net operating loss carryforwards in the U.S. Utilization of these loss carryforwards assumes that prior to their expiration, we will have sufficient taxable income in the U.S. to utilize the carryforwards, and that such usage is not limited based on anti abuse provisions or other statutes and laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our tax expense, financial condition, results of operations, and cash flows.

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

We are heavily reliant on the services of both Ardes Johnson, our Chief Executive Officer, Jing Nealis, our Chief Financial Officer, and Steve Bond, our Executive Vice President, and the departure or loss of any officer could disrupt our business.

We depend heavily on the continued efforts of Ardes Johnson, our Chief Executive Officer, Jing Nealis, our Chief Financial Officer, and Steve Bond, our Executive Vice President, who are essential to our strategic vision and day-to-day operations and would be difficult to replace. The departure or loss of any of these officers, or the inability to timely hire and retain qualified replacements, could negatively impact our ability to manage our business.

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more;
•	the last day of the fiscal year following the fifth anniversary of our initial public offering (since our initial public offering took place in July 2022, the last day of the fiscal year following the fifth anniversary will be June 30, 2028);
•	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
•	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);
•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and
•	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation.

For so long as we remain an emerging growth company, we:

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and
•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

We intend to seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our articles of incorporation authorize us to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce our stockholders influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

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

To maintain our listing on Nasdaq, we must satisfy minimum bid price, financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to maintain the listing of our securities on Nasdaq, or are unable to satisfy these requirements or standards, we could subject our securities to delisting, which would have a negative effect on the price of our common stock and would impair our security holders’ ability to sell or purchase our common stock or Warrants when they wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

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

The trading market for our common stock depends in part on the research and reports that analysts and journalists publish about us or our business. If analysts or journalists publish inaccurate or unfavorable research about our business, our stock price would likely decline. If we fail to meet the expectations of analysts for our operating results, or if the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

We conduct occasional risk assessments and perform as needed updates to our risks to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. We do not engage consultants, third parties and auditors in connection with our risk assessment processes.

As of June 30, 2026, and through the date of the filing of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

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

At present, our executive officers do not have specialized cybersecurity credentials, although they possess experience in corporate risk management and regulatory compliance applicable to their oversight responsibilities. Our Executive Vice President, Steve Bond, and our Chief Financial Officer, Jing Nealis, have both served as financial officers of public companies for over five years. Due to our small size, our board of directors has not designated any Board committee or any other subset of Board members to provide oversight of our cybersecurity program as part of a periodic review of our overall risk management program.

ITEM 2. PROPERTIES

Effective February 1, 2025, we relocated our corporate and manufacturing office space to a facility in Poway, California, under a 13-month sublease agreement with the sublandlord, at a base rental of $18,638 per month. Effective October 1, 2025, we entered into an extension of our sublease agreement with the sublandlord whereby we extended the term of the sublease agreement for an additional five years and one month from the original expiration date of February 28, 2026, to the extended expiration date of March 31, 2031. Under this extension, the monthly rate will increase modestly each year of the extended term.

Effective June 1, 2026, NVP assumed the responsibility for a long-term lease on an industrial structure in Pendergrass, Georgia, that was originally leased by our joint venture partner from the landlord in December 2025, but is presently under the control and direction of NVP while a formal assignment from the landlord is underway. In accordance with the lease terms, NVP began making monthly payments at a base rental of $120,218 per month on the lease in June 2026, which are expected to continue until expiration on May 31, 2033, with an additional three-year renewal option available, which is presently uncommitted. Under this lease, the monthly rate will increase modestly each year of the term.

We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any pending legal proceedings, nor is our property the subject of a pending legal proceeding, that we believe is not ordinary routine litigation incidental to our business or otherwise material to the financial condition of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Warrants are listed on the NASDAQ Capital Market (“Nasdaq”) under the symbols “NEOV” and “NEOVW,” respectively.

Holders

As of September 23, 2026, there were approximately 43 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs, and other factors as determined by our Board of Directors.

Recent Sales of Unregistered Securities

In the three months ended June 30, 2026, we made the following unregistered issuances of new shares of our common stock: On June 1, 2026, we issued: (i) 1,200,000 shares of our common stock to an affiliate of the foreign entity in our NVP joint venture pursuant to a Management Services Agreement, dated April 20, 2026, under which that affiliate agreed to provide sales and marketing coordination services to the Company; and (ii) 500,000 shares of our common stock to a consultant as an earned Signing Fee, under a Consulting Services Agreement, dated May 12, 2026, that we executed with the consultant. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended June 30, 2026.

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

Overview

We are a a rapidly-growing U.S.-based energy technology company delivering scalable energy storage solutions. We are presently transitioning from being a storage manufacturer into an integrated energy solutions leader. Since our founding in 2018 solely as a manufacturer of high-performance energy storage systems for residential and small commercial applications, we have evolved into a much more diversified storage technology company. Currently, our strategy is centered around building a multi-market energy solutions platform serving customer markets in the following three areas: (i) Residential; (ii) Commercial & Industrial (“C&I”); and (iii) Utility-Scale.

In January 2026, we formed NVP, a joint venture with the U.S. affiliate of a foreign entity to jointly own and operate a new utility-scale battery manufacturing facility in the State of Georgia. We have an 80% ownership interest in the joint venture company, with the U.S. affiliate of the foreign entity having a 20% ownership interest (subject to service-based vesting and forfeiture provisions). In accordance with the joint venture agreements, as amended in April 2026, we made our initial capital contribution to the joint venture of $7,000,000 in January 2026 and $8,000,000 in May 2026 and are obligated to make additional capital contributions of up to $25,000,000 through June 30, 2027. We recently completed an underwritten public equity offering in the net amount of $26.3 million and we are expecting to use a substantial portion of the net proceeds of that offering to fund our remaining capital contributions to NVP in the coming year. The plant will be constructed in phases with the initial phase expected to be completed at the end of our fiscal 2027 first quarter leading to limited production of batteries for sale to customers. Upon completion, this new facility is anticipated to provide the capacity for us to greatly expand our line of new energy storage products as an integrated energy solutions leader and generate substantial amounts of both customer revenues and net operating cash flows over an extended period of time.

Results of Operations

Comparison of the Years Ended June 30, 2026 and 2025

Revenues - Revenues from contracts with customers for the year ended June 30, 2026 were $13,332,953 compared to $8,426,835 for the year ended June 30, 2025. Such increase in our revenues was primarily due to the continued expansion of various new sales channels outside of our traditional focus on the local installer market in the Southern California area. However, sales in both our traditional as well as our new channels began to substantially decline in early calendar year 2026 due to federal tax law changes.

Cost of Goods Sold - Cost of goods sold for the year ended June 30, 2026 were $11,194,754 compared to $6,920,130 for the year ended June 30, 2025. The cost of goods sold in both periods reflected the cost of procuring and assembling the component parts of our energy storage systems that were sold in each fiscal year and resulted in gross profits on such sales of approximately 16% and 18% in each year, with the decrease due to our recognition of a non-cash obsolescence reserve as of June 30, 2026 in the amount of $1,119,013, due to recent changes in the demand for our legacy products in the marketplace.

General and Administrative Expenses - General and administrative expenses for the year ended June 30, 2026 were $18,347,046 compared to $6,065,590 for the year ended June 30, 2025. Such increase was mainly due to our continuing rapid expansion of both our marketing and other product development expenses, including the hiring of a significant number of new employees. The addition of these personnel has resulted in a higher level of both cash compensation expense and other associated expenses, such as promotion and travel, as well as non-cash stock compensation expenses related to the Company’s equity incentive programs. We have also experienced increases in various other corporate expenses such as legal, insurance, occupancy and software costs. Additionally, we incurred an increase in the non-cash provision for expected credit losses in our legacy business in the year ended June 30, 2026 of approximately $2,647,000 as well as incremental administrative expenses in NVP of approximately $1,296,000 from its startup in early January 2026 through June 30, 2026.

Research and Development Expense - Research and development expenses for the year ended June 30, 2026 were $1,556,043 compared to $157,305 for the year ended June 30, 2025. Such increase was largely due to the recent acceleration of our new product development efforts.

Depreciation and Amortization Expense - Depreciation and amortization expenses for the year ended June 30, 2026 were $376,827 compared to zero for the year ended June 30, 2025. Such fluctuation was largely attributable to our closing of an acquisition of intangible and tangible assets from Neubau Energy Inc., which closed in October 2025.

Other Income and Expense – Loss on debt exchanges for the year ended June 30, 2026 was $1,266,030 compared to zero for the year ended June 30, 2025, and resulted from three exchange agreements entered into with one of our lenders since October 2025. Interest expense for the year ended June 30, 2026 was $667,741 compared to $320,417 for the year ended June 30, 2025, reflecting interest attributable to a higher level of borrowings made under our lender credit arrangements obtained since September 30, 2024. Nonoperating credit loss in the year ended June 30, 2026 was $1,532,998 compared to zero for the year ended June 30, 2025, and resulted from a deemed uncollectible note receivable. Interest income for the year ended June 30, 2026 was $137,775 compared to $2,011 for the year ended June 30, 2025, due to a higher average level of investable cash in the year ended June 30, 2026.

Net Loss - Net loss for the year ended June 30, 2026 was $21,470,711 compared to $5,034,596 for the year ended June 30, 2025, representing the aggregate of the various revenue and expense categories indicated above. We have not recognized any income tax benefit for these net losses due to the uncertainty of our ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the year ended June 30, 2026 was $15,191,570 compared to $4,425,752 in the year ended June 30, 2025. This increase was largely due to the current period increase in our comparative net loss, primarily resulting from an increase in our previously noted cash operating expenses for personnel and related costs, as well as the relatively higher changes in our net working capital needs, including a recent increase in our outstanding accounts receivable.

Investing activities. Net cash used in investing activities in the year ended June 30, 2026 was $8,631,323, compared to zero in the year ended June 30, 2025. Such fluctuation was largely due to our initial capital expenditures on a jointly owned utility-scale battery manufacturing facility currently under construction in the State of Georgia (see “Other Developments” below) as well as the cash portion of our purchase price of an acquisition of intangible and tangible assets from Neubau Energy Inc., which closed in October 2025. Additionally, we made nonoperating investments in a third-party financing platform and a promissory note from a solar project development company.

Financing activities. Net cash provided by financing activities in the year ended June 30, 2026 was $48,380,032 compared to $4,234,161 in the year ended June 30, 2025. In the year ended June 30, 2026, we completed the following equity financings: (i) in November 2025, we entered into a private equity offering with an accredited investors group under which we issued a total of 5,200,000 shares of our common stock at an offering price of $2.50 per share for gross proceeds of $13,000,000, which closed in two tranches in December 2025 and February 2026; (ii) in January 2026, we closed a registered direct offering of a total of 2,100,841 shares of our common stock at an offering price of $4.76 per share resulting in net proceeds of $9,301,844; and (iii) in May 2026, we closed an underwritten public offering of a total of 13,896,946 shares, including the underwriter’s overallotment of 1,701,824 shares, of our common stock at an offering price of $2.05 per share resulting in net proceeds of $26,326,721. Beginning in November 2024, we also made short-term borrowings from two private lenders and a commercial bank, primarily to finance inventory purchases. In the year ended June 30, 2026, we made borrowings from these lenders in the total amount of $8,067,612 and repayments in the amount of $8,230,879.

In the year ended June 30, 2025, we made borrowings from our two private lenders in the total amount of $5,606,343 and repayments in the amount of $2,619,582. In February 2025, we closed a private equity offering with accredited investors under which we issued a total of 543,500 shares of our common stock to the investors at an offering price of $2.00 per share resulting in gross proceeds of $1,087,000. In December 2024, we also received proceeds from the exercise of warrants issued in our August 2022 public offering in the amount of $160,400.

As of June 30, 2026, we had a balance of cash and restricted cash of approximately $25.4 million and net working capital of approximately $26.1 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. However, we anticipate that demand for our products will ultimately increase over time and that, with our current credit sources and the proceeds of our equity financings in the year ended June 30, 2026, we will have sufficient cash to operate for at least the next 12 months (see “Other Developments” below).

On September 4, 2026, we entered into a note and security agreement with a private lending group for an amortizing, secured debt facility with an initial tranche of $20 million and an optional tranche of an additional $10 million. Under the terms of this note, we are required to make principal payments in the greater of $1,250,000 per month, or 7.5% of the “value traded” in the Company’s common stock for the previous month, subject to a maximum amount of $2,000,000 per month. Outstanding borrowings under the note will accrue interest at the rate of 10% per annum and the note has a scheduled maturity date of no later than March 3, 2028. We have issued five-year warrants to the lenders to purchase an aggregate of 1,454,545 shares of our common stock at an exercise price of $3.30 per share, subject to adjustment in the event of future offerings below the exercise price.

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

In accordance with the joint venture agreements, we made our initial capital contribution of $7,000,000 in January 2026 and an additional capital contribution of $8,000,000 in May 2026, which is primarily to fund the initial purchase of equipment. Further, we are expected to make additional capital contributions to the joint venture company through June 30, 2027 in total amounts of up to $25,000,000, pursuant to the joint venture agreements. We presently anticipate funding our additional capital contributions largely from the proceeds of our underwritten public equity offering in the net amount of $26,326,721 which closed in May 2026 and, possibly, through future equity and debt financings, subject to market conditions. However, there can be no assurance that we will be successful in raising sufficient proceeds from such offerings in order to fully satisfy our obligations for the additional capital contributions to the joint venture company. To the extent that we may be unable to raise sufficient proceeds in order to fully satisfy our obligations for the additional capital contributions to the joint venture company, the parent company of the same foreign entity will be permitted to bring in one or more new members of the joint venture company to fund such additional capital contributions which would dilute our present 80% majority ownership of the joint venture company.

We continue to monitor current international developments occurring in Iran and Ukraine. However, we do not believe that they will have a significant impact on either the domestic markets for our products or the international supply chains for our product components, which are largely sourced from Asia.

Presently, our two main raw material components, batteries and inverters, are imported from different suppliers in China and, until recently, were subject to fairly low tariff rates that had been in effect for several years. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates based on the authority of the International Emergency Economic Powers Act (“IEEPA”) on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the tariff rate was lowered in November 2025, subject to judicial review. In February 2026, the Supreme Court declared the tariffs to be unconstitutional based on the authority of IEEPA, therefore, the Administration is considering alternative approaches to implementing tariffs that it believes would be sustained in a judicial review. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components, which we have continued to pursue in any subsequent periods of tariff abatements or reductions since then, in order to reduce the impact of the tariffs.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our limited historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that certain accounting policies, particularly those related to the recognition of revenues arising from the sales of our ESS products to customers of our business, could potentially affect our judgments and estimates used in the preparation of our consolidated financial statements. With regard to revenue recognition, the Company recognizes revenue in accordance with Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted on July 1, 2019 using the modified retrospective method, with no impact to the Company’s comparative consolidated financial statements. Revenues are recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five-step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

See “Note 1. Business and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements for the fiscal year ended June 30, 2026, set forth below under, “Index to Consolidated Financial Statements”, for a further description of our accounting policies and estimates. None of those policies are deemed to be critical accounting policies nor critical accounting estimates. As reflected in Note 1, Management has determined that the Company operates in only one reportable segment, which is the development and commercialization of energy storage products.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We are using the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NeoVolta Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NeoVolta, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NeoVolta, Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

September 23, 2026

NEOVOLTA INC.

Consolidated Balance Sheets

	June 30,	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$22,201,975	$794,836
Restricted cash	3,150,000	–
Accounts receivable, net	2,945,468	2,983,841
Inventory, net	2,133,153	2,137,912
Prepaid expenses and other current assets (including prepaid inventory in amounts of $931,685 and $535,938, respectively)	2,145,487	748,044
Other current assets	272,280	–
Total current assets	32,848,363	6,664,633

Construction in progress	9,602,302	–
Property and equipment, net	323,804	–
Net property and equipment	9,926,106	–

Intellectual property (net of accumulated amortization of $333,859)	1,064,641	–

Other assets:
Lease right-of-use assets, net	8,082,546	140,540
Prepaid service fee under third party platform	1,631,944	–
Miscellaneous assets	84,347	–

Total assets	$53,637,947	$6,805,173

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - other	$3,590,368	$689,216
Accounts payable - related party	233,910	–
Accrued liabilities	1,038,936	78,934
Lease liabilities	695,269	140,540
Short-term notes payable	1,120,000	2,603,223
Total current liabilities	6,678,483	3,511,913

Payable to line of credit lender	–	383,538
Lease liabilities	7,392,124	–
Total liabilities	14,070,607	3,895,451

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,308,247 shares and 34,124,873 shares issued and outstanding, respectively	58,308	34,125
Additional paid-in capital	86,756,877	28,652,731
Accumulated deficit	(47,247,845)	(25,777,134)
Total stockholders' equity	39,567,340	2,909,722

Total liabilities and stockholders' equity	$53,637,947	$6,805,173

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Consolidated Statements of Operations

	Year Ended June 30,
	2026	2025

Revenues from contracts with customers	$13,332,953	$8,426,835
Cost of goods sold	11,194,754	6,920,130
Gross profit	2,138,199	1,506,705

Operating expenses:
General and administrative	18,347,046	6,065,590
Research and development	1,556,043	157,305
Depreciation and amortization	376,827	–
Total operating expenses	20,279,916	6,222,895

Loss from operations	(18,141,717)	(4,716,190)

Other income (expense):
Loss on debt exchanges	(1,266,030)	–
Interest expense	(667,741)	(320,417)
Nonoperating credit loss and other	(1,532,998)	–
Interest income	137,775	2,011
Total other income (expense)	(3,328,994)	(318,406)

Net loss	$(21,470,711)	$(5,034,596)

Weighted average shares outstanding - basic and diluted	39,294,032	33,589,818

Net loss per share - basic and diluted	$(0.55)	$(0.15)

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2026 and 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2024	33,236,091	$33,236	$25,304,732	$(20,742,538)	$4,595,430

Stock compensation expense	289,870	290	2,101,198	–	2,101,488
Exercise of common stock warrants	55,412	55	160,345	–	160,400
Issuance of common stock in private offering	543,500	544	1,086,456	–	1,087,000
Net loss	–	–	–	(5,034,596)	(5,034,596)

Balance at June 30, 2025	34,124,873	34,125	28,652,731	(25,777,134)	2,909,722

Stock compensation expense	2,137,522	2,138	4,961,302	–	4,963,440
Issuance of common stock in two public offerings	15,997,787	15,998	35,612,567	–	35,628,565
Issuance of common stock in private offering	5,200,000	5,200	12,994,800	–	13,000,000
Issuance of common stock for debt exchanges	648,065	647	2,968,877	–	2,969,524
Issuance of common stock for asset acquisition	200,000	200	997,800	–	998,000
Other equity contribution	–	–	568,800	–	568,800
Net loss	–	–	–	(21,470,711)	(21,470,711)

Balance at June 30, 2026	58,308,247	$58,308	$86,756,877	$(47,247,845)	$39,567,340

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(21,470,711)	$(5,034,596)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	4,963,440	2,101,488
Loss on debt exchanges	1,266,030	–
Amortization of ROU asset	238,261	80,570
Depreciation and other amortization expense	411,550	–
Provision for expected credit losses/bad debt expense	4,580,554	(4,253)
Inventory obsolescence reserve	1,119,013	–
Changes in assets and liabilities
Accounts receivable	(3,005,031)	(1,630,876)
Inventory	(834,062)	41,864
Prepaid expenses and other current assets	(3,205,228)	(606,429)
Other long term assets	(84,347)	–
Accounts payable	498,386	683,900
Accrued expenses	505,735	23,150
Other changes, net	(175,160)	(80,570)
Net cash flows used in operating activities	(15,191,570)	(4,425,752)

Cash flows from investing activities:
Additions to construction in progress	(6,364,051)	–
Additions to other property & equipment	(767,272)	–
Additions to notes receivable	(1,500,000)	–
Net cash flows used in investing activities	(8,631,323)	–

Cash flows from financing activities:
Proceeds of public equity offerings	35,628,565	–
Proceeds of private equity offering	13,000,000	1,087,000
Borrowings under lines of credit	1,370,000	500,000
Repayments of lines of credit	(633,538)	(116,462)
Borrowings under short-term notes payable	6,697,612	5,106,343
Repayments of short-term notes payable	(7,597,341)	(2,503,120)
Prepayment of issuance costs for planned equity offering	(85,266)	–
Proceeds from exercise of common stock warrants	–	160,400
Net cash flows from financing activities	48,380,032	4,234,161

Net increase (decrease) in cash and restricted cash	24,557,139	(191,591)
Cash, restricted cash and cash equivalents at beginning of period	794,836	986,427

Cash, restricted cash and cash equivalents at end of period	$25,351,975	$794,836

Supplemental disclosures of cash flow information:
Cash paid for interest	$863,083	$136,580
Cash paid for income taxes	–	–
Cash paid for amounts included in operating lease liabilities	250,017	93,190
Supplemental disclosures of financing and investing activities:
Issuance of common stock for debt exchanges	$2,969,524	$–
Addition of assets for common stock	998,000	–
Right-of-use assets obtained for operating lease liabilities	8,184,869	221,110
Other equity contribution for services	568,800	–

See Accompanying Notes to Financial Statements.

NEOVOLTA INC.

Notes to Consolidated Financial Statements

June 30, 2026

(1)	Business and Summary of Significant Accounting Policies

Description of Business – NeoVolta Inc. (“we”, “our” or the “Company”) is a Nevada corporation, which was formed on March 5, 2018. We are a rapidly-growing U.S.-based energy technology company delivering scalable energy storage solutions. We are presently transitioning from being solely a manufacturer of high-performance energy storage systems for residential and commercial use into an integrated energy solutions leader. In August 2022, the Company completed an underwritten public offering of its equity securities resulting in our common stock and warrants becoming initially listed on a national exchange (see Note 4).

Basis of Presentation – The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its two subsidiaries, NeoVolta Energy I, LLC and NeoVolta Power, LLC. The noncontrolling interests of our minority partner in the latter subsidiary, which are nonredeemable, will be accounted for as a separate line within stockholders’ equity whenever our minority partner has achieved the return thresholds required in order to receive equity distributions attributable to its ownership interest as a minority partner in NVP (see Note 8). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents.  Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. As of June 30, 2026, the Company maintained all of its accounts at one bank and the combined balances of all accounts at this bank were in excess of the FDIC insurance limit by $25,101,975.

Restricted Cash – Restricted cash consists of funds in a separate bank account that are restricted as to withdrawal or use under the terms of a bank credit agreement (see Note 3).

Inventory – Inventory consists of batteries and inverters purchased from Asian suppliers and delivered to a location near the Company’s offices, for assembly into ESS units. Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The following table presents the components of inventory, respectively, as of June 30, 2026 and 2025 (net of obsolescence reserve as of June 30, 2026 of $1,119,013):

	June 30,
	2026	2025
Raw materials, consisting of assembly parts, batteries and inverters	$663,403	$2,014,252
Finished goods	1,469,750	123,660
Total	$2,133,153	$2,137,912

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

The Company generates revenues from contracts with customers, consisting of a relatively small number of wholesale dealers and installers, in California and several other states. In the year ended June 30, 2026, three such dealers represented approximately 39%, 15% and 11% of the Company’s revenues, however, no other dealers accounted for more than 10% of the revenues in such period. Those same three dealers, net of expected credit losses, represented approximately 45%, 31% and 14% of the Company’s net accounts receivable as of June 30, 2026, however, no other dealers accounted for more than 10% of the accounts receivable as of June 30, 2026. Our concentration in these few customers represents a significant exposure to us in the event that our accounts receivable from one or more such customers ultimately prove to be uncollectable. In the year ended June 30, 2025, two such dealers represented approximately 41% and 23% of the Company’s revenues. Under its present contracts with customers, the Company’s sole performance obligation is the delivery of products to the customer. Since all of the Company’s revenue is currently generated from the sales of similar products delivered to customers in domestic locations, no further disaggregation of revenue information for the years ended June 30, 2026 and 2025 is provided.

Allowance for Expected Credit Losses – The Company recognizes an allowance for credit losses based on the measurement of lifetime credit losses expected to be incurred in the realization of a customer’s account. As of June 30, 2026 and 2025, our allowance for expected credit losses for accounts receivable was $2,961,000 and $314,200, respectively. There were no direct write-offs of accounts receivable in either year. The year-over-year increase was primarily caused by recent tax law changes and other regulatory developments which have had a major impact on the economic viability of many of our legacy customers who are distributors and installers of our residential and small commercial energy storage products. Additionally, we recognized a nonoperating credit loss on a note receivable in the amount of $1,537,150, as further described below (see “Note Receivable”).

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

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2026, the Company had total outstanding common stock equivalents of 5,503,209 shares as follows: (i) 1,986,362 shares related to restricted stock units granted to officers and other employees since April 2024; (ii) 1,081,150 shares related to warrants issued to investors in the public offering completed in August 2022; (iii) 2,385,697 shares for Non-Qualified Stock Options granted to employees in August and December 2025 and to two executives in February 2026 in exchange for their surrendered RSUs; and (iv) 50,000 shares related to restricted stock units granted to an officer in March 2022 (see Note 4).

Note Receivable – Note receivable consists of a loan in the original principal amount of $1,500,000 to a private solar project development company. The loan is in the form of a promissory note bearing interest at the rate of 6% per annum with the principal and accrued interest being due on demand on or after December 5, 2026, by which time it was originally expected to be monetized in a corporate transaction between us and the borrower. Since the time the note was executed in December 2025, the priorities of the parties have shifted, therefore, it is not probable that such a transaction will be completed by that date. Accordingly, we have recognized a nonoperating credit loss as of June 30, 2026 in the amount of $1,537,150, representing the principal of the note and previously accrued interest.

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

Segment Information – Management has determined that the Company’s present operations constitute one operating and reportable segment, which is the development and commercialization of energy storage products. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer, who reviews financial information presented on a company-wide basis. The CODM primarily uses net loss, which is reported in the Statements of Operations, to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the assessment of segment performance and allocation of resources. The significant categories within net loss that the CODM regularly reviews are revenues from customers, cost of goods sold, and general and administrative expenses. Other expenses reported in the Company’s net loss that are reviewed less regularly by our CODM include research and development expenses and interest expense. Our CODM has not asked to be provided with specific asset information for his review.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards, including ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and prospective standards that are not yet effective, including ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, and ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense disaggregation disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, will not have a material impact on the Company’s financial position or results of operations upon adoption. We are currently evaluating the impact of adopting these standards on our financial statement disclosures. The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Liquidity – These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern has been dependent upon our ability to obtain the necessary debt and equity financing to continue operations and the attainment of profitable operations. With the proceeds of our public and private equity financings in the year ended June 30, 2026 (see Note 4) and our existing financial resources, we believe we will have sufficient cash to operate for at least the next 12 months.

(2)	NeoVolta Power, LLC

In January 2026, we executed a series of joint venture agreements with the U.S. affiliate of a foreign entity for the formation of a new domestic limited liability company known as NeoVolta Power, LLC (“NVP”), a Delaware entity, to jointly own and operate a utility-scale battery manufacturing facility in the State of Georgia. Pursuant to these agreements, as amended in April 2026, the Company has an 80% ownership interest in the joint venture company, and the U.S. affiliate of the foreign entity has a 20% ownership interest (subject to service-based vesting and forfeiture provisions), which is being accounted for as a capital contribution based on the estimated fair value of its services contributed to the joint venture. The noncontrolling interests of our minority partner, which are nonredeemable, has been accounted for in Paid-in capital as of June 30, 2026, and will be accounted for as a separate line within stockholders’ equity whenever our minority partner has achieved the return thresholds required in order to receive equity distributions attributable to its ownership interest as a minority partner in NVP.

We engaged a professional valuation consulting firm to perform an independent valuation of our minority partner’s contribution to NVP based on the estimated fair value of its services contributed to the joint venture using the backsolve method, a standard acceptable fair value methodology for valuations of this scope and type. The professional valuation consulting firm has calculated the fair value of our minority partner’s contribution to NVP as of the date of the evaluation to be approximately $1,422,000. The major assumptions underlying such valuation were: (i) The equity value breakeven points were determined based on the expected total cash capital contribution amount of $40 million in the formation agreements; (ii) Time to liquidity of 5 years was based on management’s expectations; (iii) The risk-free interest rate of 4.01% was based on U.S. Treasury Notes of comparable maturity; and (iv) The volatility rate of 93% was estimated based on the observed volatility for guideline companies.

Under the terms of the joint venture agreements, we made our initial capital contribution of $7,000,000 of cash to NVP in January 2026 and an additional capital contribution of $8,000,000 of cash in May 2026, in order to fund the startup of construction on the battery manufacturing facility. As of June 30, 2026, $6,364,051 of our initial cash capital contributions has been spent as capital expenditures on the manufacturing facility and is reflected on our consolidated balance sheet, mostly in the caption for Construction in progress. As of June 30, 2026, approximately $1,296,000 has been spent on administrative expenses for the joint venture and is included in our consolidated statement of operations in General and administrative expenses. Our minority partner is not required to make cash contributions and is instead contributing technical services to the joint venture based on its project development and supply chain expertise. As of June 30, 2026, we have recorded an initial capital contribution for the estimated fair value of our minority partner’s services to NVP, in the amount of $568,800. This amount was based on an estimate of the fair value of our minority partner’s services to be contributed to NVP, as performed by an independent valuation firm. In recording the initial capital contribution of our minority partner, we have recorded an offsetting entry to capitalize such amount in Construction in Progress on our Consolidated Balance Sheet, as all of our minority partner’s services performed for NVP up to that date, consisting of installation, testing, and validation of the equipment against technical specifications, were provided prior to commissioning of the equipment being purchased under the Asset Purchase Agreement and was determined in accordance with the underlying provisions of a Technical Services Agreement between NVP and our minority partner, as more fully described in Note 8.

The plant is being constructed in phases with the initial phase expected to be completed at the end of our fiscal 2027 first quarter, leading to limited production of batteries for sale to customers. The plant is located in an industrial structure that was originally leased by our minority partner in December 2025 and has been assigned to NVP, for all intents and purposes, effective in June 2026, as it is presently under the control and direction of NVP while a formal assignment from the landlord is underway (see Note 8).

Further, we anticipate making additional cash capital contributions to NVP through June 30, 2027 in total amounts of up to $25,000,000, pursuant to the joint venture agreements, to fund equipment purchases, working capital requirements and other items as may be needed by NVP. We presently anticipate funding our additional capital contributions largely from the proceeds of our underwritten public equity offering in the gross amount of $26,326,721 which closed in May 2026 (see Note 4) and, possibly, through future equity and debt financings, subject to market conditions. However, there can be no assurance that we will be successful in raising sufficient proceeds from any future financings in order to fully satisfy our obligations for the additional capital contributions to NVP. To the extent that we may be unable to raise sufficient proceeds in order to fully satisfy our obligations for the additional capital contributions to NVP, the parent company of the same foreign entity will be permitted to bring in one or more new members to fund such additional capital contributions which would dilute our 80% majority ownership of NVP.

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

In the month of November 2024, we initiated short-term borrowings from a commercial accounts receivable lender under a loan agreement allowing for borrowings, secured by certain property interests, of up to $4,000,000. In the year ended June 30, 2026, we made borrowings from this lender to finance customer shipments and related costs in the total amount of $6,697,612. The lender charged a placement fee of 1% on each borrowing and assessed interest at the rate of 2.5% per month on the outstanding borrowings. In the year ended June 30, 2026, we repaid $7,597,341 of such borrowings, including accrued interest and fees, and made three conversions of loan principal and accrued interest totaling $1,703,494 into equity (see Note 4) resulting in no remaining balance as of June 30, 2026 and the borrowing arrangement was terminated. Based on the fair value of our common stock at the time of the three conversions, we recognized non-operating losses on the debt exchanges during the year ended June 30, 2026 in the total amount of $1,266,030.

On April 8, 2026, we entered into a one-year revolving line of credit agreement with our depository bank providing for borrowings of up to $3,000,000 at an annual interest rate of 2% above the applicable secured overnight financing rate (“SOFR”), plus an adjustment of up to 0.1% per annum. The proceeds of any borrowings made under this credit agreement are being used for working capital purposes. In conjunction with the credit agreement, we were required to transfer $3,150,000 of cash, representing 105% of the total credit amount, into a restricted account at our depository bank as collateral. As of June 30, 2026, we had outstanding borrowings and letters of credit of $1,120,000 and $1,095,424, respectively, leaving an available balance of $784,576 (see Note 9).

(4)	Equity

Common Stock – In order to provide funding for our capital contributions to the battery manufacturing joint venture and other needs, we completed several public and private offerings of our common stock in the year ended June 30, 2026, generating total net proceeds of approximately $48,600,000, as further disclosed below.

In November 2025, the Company entered into subscription agreements for a private equity offering with an accredited investor group under which the Company issued an initial tranche of 1,200,000 shares of its common stock to the investor group in December 2025 at an offering price of $2.50 per share, resulting in gross proceeds to the Company in the amount of $3,000,000. The Company used the proceeds of this private offering to meet working capital needs and for other general corporate purposes.

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

In February 2026, we closed the second tranche of our private equity offering in which we sold a total of 4,000,000 shares of our common stock at an offering price of $2.50 per share to an infrastructure investment firm, resulting in gross proceeds to the Company in the amount of $10,000,000 (see Note 9). We invested $7,000,000 of those proceeds in the joint venture company in order to satisfy our initial capital contribution, as required under the joint venture agreements (see Note 2), and are using the remaining proceeds from this offering for working capital and general corporate purposes.

In May 2026, we closed an underwritten public offering, pursuant to which the Company issued a total of 13,896,946 shares, including the underwriter’s overallotment of 1,701,824 shares of our common stock at an offering price of $2.05 per share. The gross proceeds to the Company from the underwritten public offering were $28,488,739 and the net proceeds were $26,326,721, after deducting offering expenses payable by the Company. We plan to use the net proceeds from this offering largely to make additional capital contributions to our 80%-owned joint venture in the coming year and for general corporate purposes.

In the year ended June 30, 2026, the Company entered into three voluntary exchange agreements with the commercial lender providing short-term financing for customer shipments and related costs whereby we issued a total of 648,065 shares of our common stock having a fair value of $2,969,524 to the lender in exchange for total reductions in our outstanding principal loan balance amounting to $1,703,494. The Company recognized non-operating losses on these three exchanges in the total amount of $1,266,030 (see Note 3).

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

The following table presents activity with respect to the Company’s warrants for the years ended June 30, 2026 and 2025:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at July 1, 2024	1,179,750	$4.02	3.1	$–
Warrants issued	–	–
Warrants exercised/forfeited	(98,600)	4.24
Outstanding at June 30, 2025	1,081,150	4.00	2.1	–
Warrants issued	–	–
Warrants exercised/forfeited	–	–
Outstanding at June 30, 2026	1,081,150	$4.00	1.1	$–

Exercisable at June 30, 2026	1,081,150	$4.00	1.1	$–

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

Stock Compensation Expense – Under our shareholder-approved 2019 Stock Option Plan, we make awards of Restricted Stock Units (“RSUs”), Non-Qualified Stock Options, and direct grants of Common Stock to our officers, employees, directors, and various consultants, as further described below.

In the year ended June 30, 2026, we made our initial issuance of 174,000 Non-Qualified Stock Options to a group of non-executive employees to purchase shares of common stock at the then-current stock price in the range of $3.04 -3.60 per share. These options are exercisable for a period of 5 years from the date of issuance and will become vested on a ratable basis over a period of 3 years from the date of issuance. Using the Black-Scholes valuation model, and assuming expected volatility in the range of 78.6-81.5% and current interest rate in the range of 4.1-4.3%, we calculated that the total fair value of these options at issuance was approximately $406,000 and are amortizing this total amount to stock compensation expense, as adjusted for forfeitures, on a straight-line basis over the 3-year vesting period of the options.

On February 23, 2026, we issued Non-Qualified Stock Options to two executive employees to purchase a value equivalent total of 2,232,697 shares of common stock at the current stock price of $3.54 per share, in exchange for surrender of their right to receive a total of 1,520,000 shares of previously-issued RSUs, which will vest at the rate of 25% per year for 4 years, subject to their continued service to the Company on each vesting date, with no incremental cost arising. Using the Black-Scholes valuation model, and assuming expected volatility of 81.5% and current interest rate of 4.1%, we calculated that the total fair value of these options at issuance was approximately $5,380,800 and the remaining unrecognized compensation cost of the surrendered RSUs is being expensed on a straight-line basis over the 4-year vesting period of the options.

The following table presents activity with respect to our Non-Qualified Stock Options issued to officers and employees in the year ended June 30, 2026:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2025	–	$–
Options issued to executives	2,232,697	3.54
Options issued to other employees	174,000	3.52
Options exercised/forfeited	(21,000)	3.52
Outstanding at June 30, 2026	2,385,697	$3.54	4.6	$–

Exercisable at June 30, 2026	–			$–

In April 2024, we entered into an employment agreement with our Chief Executive Officer (“CEO”), providing for an initial term through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew it. Pursuant to the agreement, our CEO received an initial equity grant equal to 1,280,000 RSUs. As approved by the Compensation Committee of the Company’s Board of Directors, our CEO surrendered all of these RSUs and earned performance grants of approximately $1.0 million on February 23, 2026, in exchange for newly-issued options to purchase a total of 1,880,166 shares of common stock, at the current stock price of $3.54 per share, which will vest at the rate of 25% per year for 4 years, subject to his continued service to the Company on each vesting date. Such number of options was calculated using a methodology intended to replicate the equivalent value of the cancelled RSUs and the remaining unrecognized compensation cost of RSUs of approximately $1.6 million is being expensed on a straight-line basis over the 4-year vesting period of the options.

In February 2025, we entered into an amended and restated employment agreement with our then Chief Financial Officer (“CFO”). The initial term of the employment agreement ends on December 31, 2027 and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. Pursuant to the agreement, we issued our CFO an award of 240,000 RSUs vesting in four annual installments on each anniversary. As approved by the Compensation Committee of the Company’s Board of Directors, our CFO surrendered all of these RSUs on February 23, 2026, in exchange for newly-issued options to purchase a total of 352,531 shares of common stock, at the current stock price of $3.54 per share, which will vest at the rate of 25% per year for 4 years, subject to his continued service to the Company on each vesting date. Such number of options was calculated using a methodology intended to replicate the equivalent value of the cancelled RSUs and the remaining unrecognized compensation cost of RSUs of approximately $0.6 million is being expensed on a straight-line basis over the 4-year vesting period of the options. We engaged a new CFO on May 18, 2026, and our former CFO was named Executive Vice President, without any change to his employment contract.

In May 2026, we entered into an employment agreement with our new CFO. Pursuant to the agreement, we issued our new CFO an award of 1,000,000 RSUs which vests as follows: 33% on the one-year anniversary of the effective date, and the remaining 67% in eight quarterly installments thereafter, subject to her continued employment through each vesting date. We are amortizing the grant date value of the shares in the amount of $1,600,000 over the vesting period. She also received a performance-based RSU award equal to 25,000 shares, which will vest upon the successful completion of customer payments to NVP exceeding $1,000,000. We will recognize the grant date value of the award whenever the NVP sales collection threshold is deemed probable of being reached.

In January 2025, we entered into an employment agreement with our former Chief Business Officer, who resigned from the Company on January 31, 2026. Pursuant to the agreement, we issued an award of 150,000 RSUs to him vesting in three annual installments, of which 50,000 RSUs had been vested at the time of his resignation and the remaining 100,000 RSUs were surrendered. In October 2025, we entered into employment agreements with our new Chief Operating Officer and our new Chief Technology Officer. Pursuant to their employment agreements, we granted each of the two new officers an award of 450,000 RSUs (900,000 RSUs in total), vesting in twelve quarterly installments (see Note 5). Additionally, we entered into employment agreements with two other individuals in June 2024 and October 2024, and we issued them a total of 136,362 RSUs vesting in four annual installments. We have calculated the grant date value of all RSU awards and are amortizing it as stock compensation expense over the underlying vesting periods. We have recognized stock compensation expense applicable to all RSU awards in the years ended June 30, 2026 and 2025 in the amounts of $1,993,054 and $1,011,405, respectively.

In February 2025, we entered into a referral agreement with a marketing company to market our products to qualified solar and energy storage system installers. The term of the referral agreement ends on December 31, 2026. Pursuant to the agreement, the only compensation that the marketing company will be entitled to receive will be through the issuance of shares of our common stock in exchange for reaching specified target levels of product sales, up to a maximum total of 2,000,000 shares for reaching a total of 2,500 units sold and paid for. In accordance with ASC 718, we are accounting for this agreement based on our periodic assessments of the probability of reaching such target levels. Based on that approach, we have recognized stock compensation expense in the years ended June 30, 2026 and 2025, in the amounts of zero and $165,000, respectively.

Since August 2022, we have provided annual stock compensation to each of our independent directors in the amount of $65,000 to be paid quarterly with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. In the years ended June 30, 2026 and 2025, we booked annual compensation expense of $195,000 (of which $175,500 will be settled through the issuance of shares) for our three independent directors under this plan.

In the year ended June 30, 2026, we recognized total non-cash stock compensation expense of $4,963,440 as follows: (i) $1,993,054 for the amortized value of the RSUs granted to our executive officers and key employees; (ii) $175,500 for the amortized value of the portion of the compensation plan for our independent directors that is attributable to stock; (iii) $723,394 for the value of the shares issuable to a distribution company pursuant to a distribution agreement and to various consultants; (iv) $327,352 for the amortized value of the Non-Qualified Stock Options issued to non-executive employees since August 2025 and to two executives in February 2026 in exchange for their surrendered RSUs; and (v) $1,744,140 for the amortized value of the 1,700,000 shares issued to two related parties under contracts for strategic services, as further described in Note 8. There was a total of 2,137,522 shares of our common stock that were issued to various grantees for services in the year ended June 30, 2026, of which 184,700 shares were previously expensed in the year ended June 30, 2025.

In the year ended June 30, 2025, we recognized total non-cash stock compensation expense of $2,101,488 as follows: (i) $1,011,405 for the amortized value of the RSUs granted to our three officers and two other individuals; (ii) $175,500 for the amortized value of the portion of the new compensation plan for our independent directors that is attributable to stock; (iii) $515,498 for the fair value of the shares of our common stock issuable to two consultants for their advisory services in the area of energy regulatory and marketing matters; (iv) $234,085 for the grant date value of 78,565 shares of common stock to be issued to a distributor as a sales incentive pursuant to a February 2025 distribution agreement; and (v) $165,000 for the amortized value of the shares potentially issuable to a marketing company pursuant to a February 2025 referral agreement. There was a total of 289,870 shares of our common stock that were issued to various grantees for services in the year ended June 30, 2025, of which 125,620 shares were previously expensed in the year ended June 30, 2024.

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of a new 2019 Stock Option Plan with an authorization for the issuance of up to 2,500,000 shares of common stock. In December 2024, the Plan was amended to increase the number of shares of common stock authorized for issuance by 5,000,000 shares. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors. As of June 30, 2026, we have made total net awards of 5,272,746 shares under the Plan as follows: (i) 2,411,362 shares for the RSUs granted to our executive officers and two non-executive recipients, as noted above; (ii) 209,943 shares for the services of our three independent directors in the years ended June 30, 2025, 2024 and 2023, pursuant to the compensation plan adopted for independent directors in August 2022; and (iii) 265,744 shares granted to various consultants for their contracted services; and (iv) 2,385,697 net shares for Non-Qualified Stock Options to purchase common stock granted to employees beginning in August 2025 and to two executives in February 2026 in exchange for surrendered RSUs. As of June 30, 2026, there were a total of 2,227,254 shares available for future issuance under the Plan.

(5)	Asset Purchase Agreement

In October 2025, we closed an Asset Purchase Agreement with Neubau Energy Inc. (“Neubau”), a privately-owned company based in California, and its shareholders, whereby the Company acquired substantially all of Neubau’s assets consisting mostly of intellectual property and other intangible assets along with a smaller amount of tangible fixed assets.  Neubau has developed a proprietary battery storage module but has not had any commercial sales of the product. With this acquisition, the Company is able to produce and sell Neubau’s proprietary module, which is complementary to the Company’s products. Sales of the proprietary battery storage module by the Company are expected to begin in the second half of calendar year 2026.

The total consideration paid at closing was approximately $1.5 million consisting of cash in the amount of $500,000 and 200,000 shares of the Company’s common stock with a fair market value of $998,000. The Company will also pay Neubau a royalty of $10.00 per unit of Neubau’s proprietary module sold by the Company for a period of three years following the closing, to be accounted for as a period expense as there is currently no reliable estimate of the future sales of this new product. Additionally, Neubau has the right to receive contingent consideration of up to 4,000,000 additional shares of the Company’s common stock if certain sales milestones related to Neubau’s proprietary product are met within specified time periods through December 31, 2028, to be recognized when estimable as there is currently no reliable estimate of the future sales of this new product.

The Company is accounting for this transaction as an acquisition of assets and has assigned the total purchase price paid at closing, taking into account the probability assessment of the contingent consideration noted above, to the fair value of the assets acquired, as summarized in the table below. For the tangible property and equipment acquired, we began recognizing depreciation expense from the acquisition date and have recorded depreciation expense in the amount of $21,819 as of June 30, 2026. For the intellectual property acquired, we began recognizing amortization expense from the acquisition date and have recorded amortization expense in the amount of $333,859 as of June 30, 2026. Shown below is a summary by Balance Sheet classification of the allocated fair values that we assigned to the acquired assets as of the acquisition date based upon an independent valuation performed by a professional valuation consulting firm:

Property and equipment
Tooling and manufacturing equipment	$99,500

Intellectual property
Owned technology	522,490
Licensed technology	59,780
Software and information technology	816,230
$1,498,000

In conjunction with closing the asset purchase, we entered into employment agreements with the two principals of Neubau covering a three-year period ending September 30, 2028. One of the principals was appointed as the Company’s Chief Operating Officer replacing our former Chief Operating Officer engaged in January 2025, who has since resigned, in that capacity. Pursuant to their employment agreements, we granted each of the two new officers an award of 450,000 RSUs (900,000 RSUs in total), vesting in twelve quarterly installments (see Note 4).

(6)	Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 21%. The Company has no taxable income or taxable losses sourced from any foreign operations. The reconciliation of the provision for income taxes at the federal statutory rate, compared to the Company’s income tax expense as reported, is as follows (rounded to the nearest $00):

	Year Ended June 30,
	2026	2025
Income tax benefit computed at statutory rate	$3,159,400	$747,900
Change in valuation allowance	(3,159,400)	(747,900)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets at the currently enacted corporate income tax rate are as follows (rounded to nearest $00):

	June 30, 2026	June 30, 2025
Deferred income tax assets:
Net operating losses	$4,729,500	$1,570,100
Valuation allowance	(4,729,500)	(1,570,100)
Net deferred income tax assets	$–	$–

The Company has a cumulative tax operating loss carry forward as of June 30, 2026 of approximately $22,521,000, with an indefinite expiration period.

In July 2025, Congress passed, and the President signed into law the One Big Beautiful Bill Act (“OBBBA”). Pursuant to the provisions of the OBBBA, we expect that our new utility-scale battery manufacturing joint venture plant in the State of Georgia to be eligible for the Advanced Manufacturing Tax Credit under Internal Revenue Code Section 45X, thus potentially reducing our periodic future consolidated tax expense, and to enable our customers to claim the Clean Electricity Investment Tax Credit under Internal Revenue Code Section 48E, once the facility goes into production (see Note 2).

(7)	Commitments and Contingencies

Effective February 1, 2025, we relocated our corporate and manufacturing office space to a facility in Poway, California, under a sublease agreement with the sublandlord, at a base rental of $18,638 per month. We have accounted for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842) and capitalized the present value of future lease obligations and amortized the related right-of-use asset each month over the term of the lease. Effective October 1, 2025, we entered into an extension of our sublease agreement with the sublandlord whereby we extended the term of the sublease agreement for an additional five years and one month from the original expiration date of February 28, 2026 to the extended expiration date of March 31, 2031. As a result of the extension, which was accounted for as a modification, we remeasured the lease liability using the discount rate as of October 1, 2025, and recorded increases to the Company’s operating lease liability and right-of-use asset of $787,862 during the year ended June 30, 2026. The rate implicit in the extended sublease agreement was not readily determinable and, therefore, we used the Company’s incremental borrowing rate of 13.75% based on the Company’s borrowing capability over a similar term of the extended sublease agreement utilizing the effects of full collateralization. Future undiscounted lease payments under the extended sublease agreement are approximately $1.1 million as of June 30, 2026, exclusive of operating expenses and obligations under the existing sublease agreement.

Effective June 1, 2026, NVP assumed the responsibility, for all intents and purposes, for a long-term lease on an industrial structure in Pendergrass, Georgia, that was originally leased by our joint venture partner from the landlord in December 2025. In accordance with the lease terms, NVP began making monthly payments on the lease in June 2026 in the amount of $120,218 per month, which will increase each year to as much as $155,555 per month at the time of the lease expiration on May 31, 2033, with an additional three-year renewal option available, which is presently uncommitted, As a result of the assumption, NVP recorded an operating lease liability and right-of-use asset in the amount of $7,196,086 using the Company’s discount rate as of June 1, 2026. For that discount rate, we used our incremental borrowing rate of 14.25% based on the Company’s borrowing capability over a similar term of the assumed lease agreement utilizing the effects of full collateralization. Future undiscounted lease payments under the assumed lease agreement are approximately $11.4 million as of June 30, 2026, exclusive of operating expenses and obligations under the assumed lease agreement (see Note 2).

Total future operating lease minimum payments under our operating lease obligations for both our California and Georgia facilities, together with their total present values as of June 30, 2026, are summarized as follows:

Total

Year ending June 30, 2027	$1,728,870
Year ending June 30, 2028	1,793,055
Year ending June 30, 2029	1,859,669
Year ending June 30, 2030	1,928,805
Year ending June 30, 2031	1,917,685
Thereafter	3,455,090
Total future minimum lease payments	12,683,174
Less amounts representing interest	(4,595,781)
Present value of lease liability	8,087,393
Current portion of operating lease liability	(695,269)

Long-term portion of operating lease liability	$7,392,124

We are dependent on our two main component vendors for our supplies of batteries, inverters and other raw materials and the inability of these single-source suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our consolidated financial condition and operating results. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates based on the authority of the International Emergency Economic Powers Act (“IEEPA”) on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the tariff rate was lowered in November 2025, subject to judicial review. In February 2026, the Supreme Court declared the tariffs to be unconstitutional based on the authority of IEEPA, therefore, the Administration is considering alternative approaches to implementing tariffs that it believes would be sustained in a judicial review. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components, which we have continued to pursue in any subsequent periods of tariff abatements or reductions since then, in order to reduce the impact of the tariffs.

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

(8)	Related Party Transactions

As contemplated in the formation of our joint venture in the utility-scale battery manufacturing business disclosed in Note 2, we have recently entered into agreements with various related parties for the provision of specialized strategic-level services to either the Company or NVP, as further described below.

Technical Services Agreement

On March 20, 2026, NVP and our minority partner entered into a Technical Services Agreement whereby our partner is contributing its expertise in technical services regarding battery energy storage systems to the joint venture as consideration for its 20% equity interest in NVP. The initial term of the Agreement is for two years, and may be extended by mutual agreement of both parties. In accordance with the Agreement, the scope of services being provided by our minority partner to NVP consists of so-called “initial technical and commissioning support” services, which are those services provided prior to commissioning of the equipment being simultaneously purchased by NVP from our minority partner under the Asset Purchase Agreement (see below), as well as “continuing” services, which are those services provided following the commissioning of such equipment.

As indicated in Note 2, we are accounting for our minority partner’s contribution to NVP based on the estimated fair value of its services contributed to the joint venture. We engaged a professional valuation consulting firm to perform an independent valuation using a standard acceptable fair value methodology for valuations of this scope and type and that firm has calculated the fair value of our minority partner’s contribution to NVP as of the date of the Agreement to be approximately $1,422,000. The major assumptions underlying such valuation were: (i) The equity value breakeven points were determined from capital contribution amounts in the formation agreements; (ii) Time to liquidity was based on management’s expectations; (iii) The risk-free interest rate was based on U.S. Treasury Notes of comparable maturity; and (iv) The volatility was estimated based on the observed volatility for guideline companies.

In recognition of our minority partner’s services performed for NVP, we are recognizing a periodic portion of such amount as an equity contribution during the initial term of the Agreement. Accordingly, we have recorded a contribution for the initial recognition through June 30, 2026 in the amount of $568,800, with an offsetting entry to capitalize such amount in Construction in Progress on our Consolidated Balance Sheet, as all of our minority partner’s services performed for NVP up to that date, consisting of installation, testing, and validation of the equipment against technical specifications, were provided prior to commissioning of the equipment being purchased under the Asset Purchase Agreement.

Asset Purchase Agreement

On April 15, 2026, NVP, as buyer, and our minority partner, as seller, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the seller agreed to sell, convey, assign, transfer, and deliver to NVP certain manufacturing equipment used to manufacture battery energy storage systems. The aggregate purchase price consists of (i) an equipment price of $9,000,000, payable in milestone-based installments ($2,000,000 upon shipment of equipment, $3,000,000 upon delivery to the facility, and $4,000,000 upon completion of commissioning), and (ii) the excess portion of corresponding U.S. tariffs, customs duties, and related customs bond expenses arising from the import of the equipment. Title to the equipment transfers to NVP upon the seller’s receipt of the full purchase price. As of June 30, 2026, we have an outstanding payable balance to our minority partner under this Agreement of $233,910.

Management Services Agreement

On April 20, 2026, the Company entered into a Management Services Agreement with an affiliate of the minority partner in our NVP joint venture, pursuant to which that affiliate agreed to provide sales and marketing coordination services to the Company in connection with our commercial and industrial battery energy storage business. As consideration for the services, we issued the 1,200,000 shares of our common stock with a grant date value of $3,744,000 to the affiliate which vests in four equal semi-annual installments of 300,000 shares each on the 6-month, 12-month, 18-month, and 24-month anniversaries of the effective date.

Consulting Services Agreement

On May 12, 2026, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with an infrastructure investment firm which invested $10,000,000 for the purchase of 4,000,000 shares of our common stock in the second tranche of our private equity offering in February 2026 (see Note 4), pursuant to which we engaged the investor to provide offtake origination and related advisory services in connection with our battery energy storage manufacturing operations being undertaken through NVP. Under the Consulting Agreement, the investor has provided, and will continue to provide, strategic advisory services to the Company, including services previously rendered in connection with the formation and development of NVP (the “Pre-Signing Services”) and ongoing offtake origination services (the “Offtake Services”). The Offtake Services include identifying and evaluating potential offtake counterparties, advising on the structuring of offtake arrangements and assisting in the negotiation of term sheets, letters of intent and definitive offtake agreements.

As consideration for the Pre-Signing Services, the Offtake Services and the entry into the Consulting Agreement, we have issued the investor 500,000 shares of our common stock (the “Signing Fee”) with a grant date value of $1,380,000, which we have recorded as stock compensation expense. In addition, the investor is entitled to receive a success fee (the “Offtake Fee”) for each qualifying offtake agreement attributable to its direct and material causal contribution, calculated as a percentage of gross revenue ranging from 3% to 5%, on a sliding scale based on capacity, received by us for energy storage equipment and associated hardware under the applicable offtake agreement. The maximum Offtake Fee payable with respect to any single offtake agreement is $3,000,000, and multiple offtake agreements with the same counterparty or as part of a single project are aggregated for purposes of determining applicable capacity thresholds and fee percentages. Each Offtake Fee is payable, at the mutual election of the Company and the investor, in cash, shares of our common stock (or prefunded warrants), or a combination thereof. As of June 30, 2026, there were no offtake agreements that had been executed or were probable of being executed.

Letter Agreement

On May 12, 2026, the Company also entered into a Letter Agreement (the “Letter Agreement”) with the same infrastructure investment firm, pursuant to which we granted the investor certain preemptive rights, registration rights, and board observation rights. During the period ending December 31, 2027, the investor has a preemptive right to participate in any financing by the Company, the proceeds of which are intended to fund any capital contribution to NVP, on the same terms and conditions as such financing is offered to other investors. The preemptive rights do not apply to financings for acquisitions or strategic transactions unrelated to NVP. The investor has the right, upon written notice to the Company, to designate a representative to attend all board and committee meetings as a non-voting observer, with the same notice of meetings and access to materials provided to directors. The Letter Agreement terminates at such time as the investor holds fewer than 250,000 shares purchased pursuant to the aforementioned private equity offering that was completed in February 2026. In accordance with the Letter Agreement, we offered the infrastructure investment firm the right of first refusal to participate in our underwritten public offering in May 2026, however, the firm agreed to not exercise its preemptive rights on this offering in exchange for a waiver fee in the amount of $250,000, which we paid in June 2026.

(9)	Subsequent Events

Effective July 1, 2026, we entered into consulting agreements with two separate investor relations firms whereby they agreed to provide strategic advisory, business development, and market intelligence services to the Company for a period of one year. In accordance with the agreements, we issued a combined total of 550,000 shares of our common stock to the two firms with a grant date value of $1,529,000, which we will amortize to expense over the one-year service period. Also, we issued 5,000 shares of our common stock to a previously retained consultant in settlement of a dispute.

On July 6, 2026, we arranged for the issuance of an irrevocable letter of credit to a vendor under our revolving line of credit agreement with our depository bank in the amount of $715,712. This letter of credit expires on June 30, 2027, and reduces the current availability under our revolving line of credit agreement to $68,864. In order to create availability for an anticipated additional letter of credit, we also repaid $868,000 under our revolving line of credit agreement with a bank (see Note 3). The additional letter of credit in the same amount was issued on July 31, 2026 to the landlord of the lease assumed by NVP from our minority partner in June 2026 (see Note 2).

On August 4, 2026, we issued 150,000 shares of our common stock to two officers due to the vesting of a portion of their RSU awards granted in October 2025, which were previously expensed in the year ended June 30, 2026 (see Notes 4 and 5).

On September 4, 2026, we entered into a note and security agreement with a private lending group for an amortizing, secured debt facility with an initial tranche of $20 million, less a 5% original issue discount of $1,000,000, and an optional tranche of an additional $10 million. Under the terms of this note, we are required to make principal payments in the greater of $1,250,000 per month, or 7.5% of the of the “value traded” in the Company’s common stock for the previous month, subject to a maximum amount of $2,000,000 per month. Outstanding borrowings under the note will accrue interest at the rate of 10% per annum and the note has a scheduled maturity date of no later than March 3, 2028. We have issued five-year warrants to the lenders to purchase an aggregate of 1,454,545 shares of our common stock at an exercise price of $3.30 per share, subject to adjustment in the event of certain issuances below the exercise price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026, the end of the period covered by this Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2026, largely due to our relatively small number of employees rendering a full segregation of various disclosure control duties impractical.

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

.

Management’s Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2026. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that there were two material weaknesses in our internal controls over financial reporting largely due to our relatively small number of employees rendering a full segregation of various accounting control and financial reporting duties, which includes multiple levels of review, impractical. Accordingly, our internal controls over financial reporting were not effective as of June 30, 2026.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” or a “non-accelerated filer.”

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

To our knowledge, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2026 and is incorporated into this Annual Report on Form 10-K by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2026 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2026 and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at June 30, 2026:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of remaining options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,272,746	$3.15	2,227,254

(1)	Represents shares of common stock issuable upon exercise of outstanding restricted stock units under our 2019 Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2026 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2026 and is incorporated into this Annual Report on Form 10-K by reference.

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

3.	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
4.1	Form of Common Stock Purchase Warrant issued in July 2022 offering (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (file no. 333-264275)).
4.2	Form of Warrant Agent Agreement dated July 27, 2022 (incorporated by reference to exhibit 4.4 of the Company’s Form S-1 (file no. 333-264275)).
4.3	Description of the Company’s Securities (incorporated by reference to exhibit 4.6 to the Company’s Form 10-K filed September 27, 2022).
4.4	Form of Warrant to Purchase Shares of Common Stock issued in Note Financing (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed September 4, 2026).
10.1 +	NeoVolta, Inc. 2019 Stock Plan (incorporated by reference to exhibit 6.4 of the Company’s Form 1-A (file no. 024-10942))
10.2 +	Employment Agreement between NeoVolta, Inc. and Steve Bond dated February 23, 2022 (incorporated by reference to exhibit 6.6 of the Company’s Form 1-SA for the fiscal semi-annual period ended December 31, 2021, filed on March 28, 2022)
10.3 ++	Distribution Agreement, dated as of October 7, 2019, between NeoVolta, Inc. and PMP Energy, LLC (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (file no. 333-264275)).
10.4 ++	Exclusive Supply Agreement, effective as of August 30, 2021, by and between NeoVolta, Inc. and NingBo Deye Inverter Technology Co, Ltd. (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (file no. 333-264275)).

Exhibit No.	Exhibit Description
10.5	Consent to Sublease dated August 16, 2021 between NeoVolta, Inc. and ConnectPV, Inc. (incorporated by reference to exhibit 10.9 of the Company’s Form S-1 (file no. 333-264275)).
10.6 +	Independent Director Agreement, dated April 11, 2022, by and between NeoVolta, Inc. and Susan Snow (incorporated by reference to exhibit 10.10 of the Company’s Form S-1 (file no. 333-264275)).
10.7 +	Independent Director Agreement, dated April 7, 2022, by and between NeoVolta, Inc. and John Hass (incorporated by reference to exhibit 10.11 of the Company’s Form S-1 (file no. 333-264275))..
10.8 +	Form of Amendment to Independent Director Agreement, dated November 4, 2022, by and between NeoVolta, Inc. and each of John Hass and Susan Snow (incorporated by reference to exhibit 10.13 to the Company’s Form 10-Q filed November 10, 2022)
10.9 +	Employment Agreement between NeoVolta, Inc. and Ardes Johnson dated April 19, 2024 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed April 24, 2024)
10.10	Line of Credit Agreement between NeoVolta, Inc. and National Energy Modelers, Inc., dated September 3, 2024 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 4, 2024)
10.11 ++	Asset Purchase Agreement dated October 1, 2025 by and among NeoVolta, Inc., Neubau Energy Inc. and the shareholders of Neubau Energy Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 8-K filed October 5, 2025)
10.12 +	Employment Agreement dated October 1, 2025 between NeoVolta, Inc. and Amany Ibrahim (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed October 5, 2025)
10.13 +	Employment Agreement dated October 1, 2025 between NeoVolta, Inc. and Thomas Enzendorfer (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed October 5, 2025)
10.14	Operating Agreement among NeoVolta Power, LLC and the Members dated January 13, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed January 20, 2026)
10.15	Contribution Agreement among NeoVolta Power, LLC and the Members dated January 13, 2026 (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed January 20, 2026)
10.16	Form of Securities Purchase Agreement, by and among NeoVolta Inc. and the Purchasers, dated January 22, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed January 23, 2026)
10.17	Technical Services Agreement between NeoVolta Power, LLC and Can Current Corporation, dated March 20, 2026 (incorporated by reference to exhibit 10.4 to the Company’s Form 10-Q filed May 14, 2026).
10.18	Form of Subscription Agreement in $2.50 private offering (incorporated by reference to exhibit 10.3 of the Company’s Form 10-Q filed February 13, 2026)
10.19 +	Form of RSU Cancellation Agreement, by and among NeoVolta, Inc. and each of Ardes Johnson and Steve Bond, dated February 23, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed February 25, 2026)
10.20	Sales Agreement, dated March 27, 2026, by and between NeoVolta, Inc. and Needham & Company, LLC (incorporated by reference to exhibit 1.1 of the Company’s Form 8-K filed March 27, 2026)
10.21 +	First Amendment to Employment Agreement dated March 26, 2026 between NeoVolta, Inc. and Steve Bond (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed March 27, 2026)
10.22	Amended and Restated Operating Agreement of NeoVolta Power, LLC, dated April 15, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed April 21, 2026)
10.23	First Amendment to Contribution Agreement, dated April 15, 2026 (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed April 21, 2026)
10.24	Asset Purchase Agreement between Can Current Corporation and NeoVolta Power, LLC, dated April 15, 2026 (incorporated by reference to exhibit 10.3 of the Company’s Form 8-K filed April 21, 2026)
10.25	Management Services Agreement between NeoVolta Inc. and Potisedge Technology Pte Ltd., dated April 20, 2026 (incorporated by reference to exhibit 10.4 of the Company’s Form 8-K filed April 21, 2026)
10.26 +	Severance Agreement and General Release by and between NeoVolta, Inc. and Michael Mendik (incorporated by reference to exhibit 10.13 of the Company’s Form 10-Q filed May 15, 2026)

Exhibit No.	Exhibit Description
10.27	Consulting Services Agreement dated May 12, 2026 by and between NeoVolta, Inc. and Infinite Grid Capital, LP. (incorporated by reference to exhibit 10.14 of the Company’s Form 10-Q filed May 15, 2026)
10.28	Side Letter Agreement dated May 12, 2026 by and between NeoVolta, Inc. and Infinite Grid Capital, LP. (incorporated by reference to exhibit 10.15 of the Company’s Form 10-Q filed May 15, 2026)
10.29	Underwriting Agreement, dated as of May 27, 2026, by and between NeoVolta, Inc. and Lake Street Capital Markets, LLC, as the representative of the several underwriters named therein (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed May 29, 2026)
10.30	Loan, Security and Guaranty Agreement, dated as of September 4, 2026, by and among NeoVolta, Inc., as borrower, Horizon Technology Finance Corporation, as collateral agent and a lender, ROHO Capital Opportunity Fund LLC, as a lender, and Monroe Capital Management Advisors, LLC, as administrative agent (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 4, 2026)
10.31	Registration Rights Agreement, dated as of September 4, 2026, by and between NeoVolta, Inc., ROHO Capital Opportunity Fund LLC and Horizon Technology Finance Corporation (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed September 4, 2026)
19.1	Insider Trading Policy (incorporated by reference to exhibit 19.1 to the Company’s Form 10-K filed September 27, 2024)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of MaloneBailey, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	NeoVolta, Inc. Restatement Recoupment Policy (incorporated by reference to exhibit 97.1 to the Company’s Form 10-K filed September 27, 2024)
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan or arrangement.

++ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOVOLTA, INC.

By:	/s/ Ardes Johnson
Ardes Johnson
Chief Executive Officer (Principal Executive Officer)

Date: September 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ardes Johnson	Chief Executive Officer and Director	September 23, 2026
Ardes Johnson	(Principal Executive Officer)

/s/ Jing Nealis	Chief Financial Officer	September 23, 2026
Jing Nealis	(Principal Financial & Accounting Officer)

/s/ Steve Bond	Executive Vice President and Director	September 23, 2026
Steve Bond

/s/ Chandler Weeks	Director	September 23, 2026
Chandler Weeks

/s/ Susan Snow	Director	September 23, 2026
Susan Snow

/s/ John Hass	Director	September 23, 2026
John Hass

