Form 10-K/A
period 2026-06-30
NeoVolta Inc.
filed 2026-10-28
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

NeoVolta, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1, to our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on September 23, 2026, or Original Filing Date, solely for the purpose of (i) including the information required by Items 10 through 14 of Part III of Form 10-K, or Part III Information, and (ii) amending and restating the Exhibit Index in Item 15. The Part III Information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III Information to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 15 of the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is also amended and restated to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

Unless stated otherwise, references in this Amendment No. 1 to “NeoVolta,” “the Company,” “we,” “our” and “us” refer to NeoVolta, Inc.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Ardes Johnson	56	Chief Executive Officer and Director
Steve Bond	52	Executive Vice President and Director
Jing Nealis	47	Chief Financial Officer
Amany Ibrahim	37	Chief Operating Officer
Chandler Weeks*	47	Director
Susan Snow*	68	Director
John Hass*	56	Director

* Independent director.

Set forth below is biographical information about each of the individuals named in the table above.

Ardes Johnson has served as our chief executive officer since April 2024 and as a director since February 2025. Prior to joining the Company, Mr. Johnson served as president of the U.S. subsidiary of Meyer Burger, a major manufacturer of solar cells and solar modules based in Switzerland. Previously, he held executive sales positions with a number of industrial companies, including General Electric and Tesla. Mr. Johnson holds a B.S. degree in engineering from Texas Tech University and an MBA degree from Southern Methodist University. We believe Mr. Johnson’s experience in our industry and role at the Company qualify him to serve as a director of the Company.

Steve Bond has served as a director since May 2018, served as our chief financial officer from May 2018 until May 2026, and has served as our Executive Vice President since May 2026. Over the last 15 years, Mr. Bond has worked with over 100 companies as a consulting executive in finance, strategy and revenue growth. Mr. Bond resigned as a director and as chief financial officer of Holly Brothers Pictures, Inc., a crypto-currency company, on November 15, 2019. Mr. Bond has been active in the San Diego Rotary Club and served on the Board of Promises to Kids. Mr. Bond graduated Summa Cum Laude in Finance from San Diego State University in 2000. We believe Mr. Bond’s consulting experience and his educational background qualify him to serve as a director of the Company.

Jing Nealis has served as our chief financial officer since May 2026. Ms. Nealis previously served as the Chief Financial Officer of SES AI Corporation, from March 2021 until April 2026. Ms. Nealis served as Senior Director, Corporate Finance at View Inc., from 2019 until March 2021. Previously, she served as Chief Financial Officer of SunPower Systems International Ltd. from 2017 until 2019, after having served in the same role in the International Division of Shunfeng International Clean Energy Ltd from 2014 until 2017. From 2012 to 2014, Ms. Nealis was Finance Director/Global Tax Director of Suntech Power, prior to which she was a manager at Deloitte from 2006 to 2012 and worked at Deloitte offices in Chicago, Shanghai, and Hong Kong. Ms. Nealis earned her MS in Accounting from the University of Hawaii and her Bachelor’s in International Business from China University of Petroleum in Beijing.

Amany Ibrahim has served as our chief operating officer since October 2025. From 2023 to 2025, Ms. Ibrahim led strategy, product innovation, and market expansion at Neubau Energy. She co-founded Neubau Energy’s next-generation modular residential battery platform, positioning it to scale in home energy storage. From 2019 to 2023, Ms. Ibrahim was employed by HomeEnergy Inc. and served as Chief Operating Officer during her tenure. Ms. Ibrahim serves on Neubau Energy’s board of directors.

Chandler Weeks has served as a director since January 2025. He is a partner in the law firm of Weeks Nelson and has served in such capacity since 2007. Mr. Weeks is a seasoned transactional and business lawyer and has client experience in corporate governance, commercial contracts, and litigation matters for a diverse clientele—ranging from established companies to startups. His expertise spans a variety of industries, including consumer brands, SaaS businesses, and the solar and construction sectors. We believe Mr. Weeks’ background in corporate law qualifies him to serve as a director of the Company.

Susan Snow has served as a director since July 2022. From January 2018 to December 2021, Ms. Snow served as Senior VP, Operations at Redhorse, a consulting firm specializing in contacts and relationships with U.S. governmental agencies. Previously, from May 2009 until January 2018, Ms. Snow was a principal at Transitional Finance Partners. Ms. Snow began her professional career and earned her CPA at KPMG, where she spent four years before leaving for a Chief Financial Officer role in private industry. Since December 2021, Ms. Snow has served as a director of Creative Medical Technology Holdings, Inc. We believe Ms. Snow’s financial and corporate experience and expertise qualify her to serve as one of our directors.

John Hass has served as a director since July 2022. Mr. Hass has served as the Chief Product Officer for Shoals Technologies Group, Inc., a Nasdaq-listed electrical Balance of Systems provider for solar, energy storage, and eMobility, since September 2021. Previously, he was Founder and CEO of ConnectPV, Inc., from January 2015 until September 2021, providing electrical Balance of Systems products to the utility scale solar and white labelling Residential Energy Storage systems for NeoVolta. Mr. Hass served as CEO of SolarBOS, also supporting electrical Balance of System products in the solar industry, from March 2013 through November 2014. Mr. Hass began his professional career at TEAL Electronics in 1994 and has a Bachelor of Science in Mechanical Engineering and a Masters in Business Administration from San Diego State University. We believe that Mr. Hass’s experience, which spans almost three decades in power systems development, renewable energy and manufacturing, qualifies him to serve as one of our directors.

No director is related to any other director or executive officer of our company or our subsidiaries, and, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

Corporate Governance and Board Matters

 Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders.

Hedging and Pledging Policy

We do not permit our directors and employees to enter into hedging and monetization transactions or to engage in short sale transactions in the Company’s securities. We believe that such transactions can mitigate or eliminate the economic risk of ownership and disincentivize such individuals from seeking to improve the Company’s performance and, consequently, impair their alignment with our stockholders’ interests.

We also do not permit our directors and executive officers to enter into pledging arrangements involving their shares of our common stock. We believe such arrangements present a risk that the individual could be pressured or forced to sell our stock to meet loan requirements, which would be inconsistent with aligning their interests with long-term stockholder interests, and potentially could cause us reputational harm and violate internal policies regarding transacting in our stock when such person is aware of material nonpublic information or otherwise prohibited from trading in our common stock.

Code of Ethics

Our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website at www.neovolta.com under “Governance Documents” within the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code by posting such information on the website address and location specified above.

Stockholder Communications

Stockholders may communicate with our Board by contacting the Corporate Secretary, NeoVolta, Inc., 12195 Dearborn Place, Poway, California 92064. All communications will be forwarded directly to the Chairman for consideration.

The Corporate Secretary will forward to the directors all communications that, in his or her judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the stockholders, to the functioning of the Board or to the affairs of the Company. Any correspondence received that is addressed generically to the Board of Directors will be forwarded to the Chairman of the Board.

Committees of the Board of Directors

We established a Nominating and Governance Committee, an Audit Committee and a Compensation Committee. Our Board of Directors has adopted and approved a charter for each of these standing committees. The charters, which include the functions and responsibilities of each of the committees, can be found in the “Investors - Governance” section on our website at www.neovolta.com.

The names of the current members (chairs specifically noted) and highlights of some of the key oversight responsibilities of the Board committees are set forth below.

Audit Committee
Members:	Key Oversight Responsibilities:

• Susan Snow (Chair)	•	overseeing the compensation and work of and performance by our independent auditor and
• John Hass		any other registered public accounting firm performing audit, review or attestation services for us;
• Chandler Weeks	•	engaging, retaining and terminating our independent auditor and determining the terms thereof;
	•	assessing the qualifications, performance and independence of the independent auditor;
	•	evaluating whether the provision of permitted non-audit services is compatible with maintaining the auditor’s independence;
✔ All members of the Audit Committee are independent	•	reviewing and discussing the audit results, including any comments and recommendations of the independent auditor and the responses of management to such recommendations;
✔ All members of the Audit	•	reviewing and discussing the annual and quarterly financial statements with management and the independent auditor;
Committee are financially literate	•	producing a committee report for inclusion in applicable SEC filings;
	•	reviewing the adequacy and effectiveness of internal controls and procedures;
✔ Ms. Snow is considered an “audit committee financial expert” with accounting or related financial management expertise in accordance	•	establishing procedures regarding the receipt, retention and treatment of complaints received regarding the accounting, internal accounting controls, or auditing matters and conducting or authorizing investigations into any matters within the scope of the responsibility of the audit committee; and
with SEC rules and regulations and NASDAQ rules	•	reviewing transactions with related persons for potential conflict of interest situations.

Compensation Committee
Members:	Key Oversight Responsibilities:

• John Hass (Chair)	•	reviewing and recommending all elements and amounts of compensation for each executive officer,
• Susan Snow		including any performance goals applicable to those executive officers;
• Chandler Weeks	•	reviewing and recommending for approval the adoption, any amendment and termination of all cash and equity-based incentive compensation plans;
	•	once required by applicable law, causing to be prepared a committee report for inclusion in applicable SEC filings;
✔ All members of the Compensation Committee are independent	•	approving any employment agreements, severance agreements or change of control agreements that are entered into with the CEO and certain executive officers; and
	•	reviewing and recommending the level and form of non-employee director compensation and benefits.
✔ All members of the Compensation Committee qualify as non-employee directors within the meaning of Rule 16b-3 under the Exchange Act		Our Chief Executive Officer reviews the performance of our other executive officers (other than himself) and, based on that review, our Chief Executive Officer makes recommendations to the Compensation Committee about the compensation of executive officers (other than himself). Our Chief Executive Officer does not participate in any deliberations or approvals by the Board or the Compensation Committee with respect to his own compensation.

Nominating and Governance Committee
Members:		Key Oversight Responsibilities:

•	Chandler Weeks (Chair)	•	recommending persons for election as directors by the stockholders;
•	Susan Snow	•	recommending persons for appointment as directors to the extent necessary to fill any vacancies
•	John Hass		or newly created directorships;
		•	reviewing annually the skills and characteristics required of directors and each incumbent director’s continued service on the board;
		•	reviewing any stockholder proposals and nominations for directors;
✔ All members of the Nominating and Governance Committee are independent		•	advising the board of directors on the appropriate structure and operations of the board and its committees;
		•	reviewing and recommending standing board committee assignments;
		•	developing and recommending to the board Corporate Governance Guidelines, a Code of Business Conduct and Ethics and other corporate governance policies and programs and reviewing such guidelines, code and any other policies and programs at least annually;
		•	making recommendations to the board as to determinations of director independence; and
		•	making recommendations to the board regarding corporate governance based upon developments, trends, and best practices.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended June 30, 2026, except for: (i) the Form 3s and Form 4s (each reporting one transaction) for Amany Ibrahim (our COO) and Thomas Enzendorfer (our former CTO), which were filed on December 5, 2025; and (ii) Form 4s for Chandler Weeks, Susan Snow and John Hass each reporting one transaction, which were filed on October 23, 2026.

Selecting and Nominating Director Candidates

In carrying out its functions, the Nominating and Governance Committee develops qualification criteria for all potential nominees for election as directors, including incumbent directors, board nominees and stockholder nominees to be included in the Company’s future proxy statements. These criteria may include the following attributes:

•	adherence to high ethical standards and high standards of integrity;
•	sufficient educational background, professional experience, business experience, service on other boards of directors and other experience, qualifications, diversity of viewpoints, attributes and skills that will allow the candidate to serve effectively on the Board and the specific committee for which he or she is being considered;
•	evidence of leadership, sound professional judgment and professional acumen;
•	evidence the nominee is well recognized in the community and has a demonstrated record of service to the community;
•	a willingness to abide by any published code of conduct or ethics for the Company and to objectively appraise management performance;
•	the ability and willingness to devote sufficient time to carrying out the duties and responsibilities required of a director;
•	any related party transaction in which the candidate has or may have a material direct or indirect interest and in which we participate; and
•	the fit of the individual’s skills and personality with those of other directors and potential directors in building a Board of Directors that is effective, collegial and responsive to the needs of the Company and the interests of our stockholders.

The Nominating and Governance Committee also evaluates potential nominees for the Company’s Board to determine if they have any conflicts of interest that may interfere with their ability to serve as effective board members and to determine whether they are “independent” in accordance with applicable SEC and NASDAQ rules (to ensure that, at all times, at least a majority of our directors are independent). Although we do not have a separate diversity policy, the Nominating and Governance Committee considers the diversity of the Company’s directors and nominees in terms of knowledge, experience, skills, expertise and other factors that may contribute to the effectiveness of the Company’s Board.

Prior to nominating or, if applicable, recommending an existing director for re-election to the Company’s Board, the Nominating and Governance Committee considers and reviews the following attributes with respect to each sitting director:

•	attendance and performance at meetings of the Company’s Board and the committees on which such director serves;
•	length of service on the Company’s Board;
•	experience, skills and contributions that the sitting director brings to the Company’s Board;
•	independence and any conflicts of interest; and
•	any significant change in the director’s status, including with respect to the attributes considered for initial membership on the Company’s Board.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers named in the Summary Compensation Table (such executive officers are referred to herein as the “Named Executive Officers” or “NEOs”) for fiscal 2026 and 2025, which consist of all individuals serving as our principal executive officer during the year and our two other most highly compensated executive officers, are:

•	Ardes Johnson, CEO
•	Steve Bond, Executive Vice President (former CFO)
•	Jing Nealis, CFO (since May 2026)
•	Amany Ibrahim, COO (since October 2025)

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Ardes Johnson, Director and Chief Executive Officer	2026	362,500	(2)	–		–	–	362,500
	2025	350,000	(2)	–		–	–	350,000

Steve Bond, Director, Executive Vice President (since May 2026), and former Chief Financial Officer (until May 2026)	2026	193,000	(2)	–		–	–	193,000
	2025	153,333	(2)	–		792,000	–	945,333

Jing Nealis, Chief Financial Officer	2026	53,125	(2)	35,417	(3)	1,600,000	–	1,688,542

Amany Ibrahim, Chief Operating Officer	2026	187,500	(2)	–		2,173,500	–	2,361,000

(1)

Represents the full grant date fair value of the awards and does not necessarily correspond to the actual value that may be realized by the holder. For additional information, see “Executive Agreements” below. Does not include the grant date value of options to purchase shares of common stock, at an exercise price of $3.54 per share, granted to Mr. Johnson (1,880,166 shares) and Mr. Bond (352,531 shares) on February 23, 2026, in exchange for previously-issued RSUs as the number of options that they received in the exchange were calculated to be equivalent to the amortized fair value of the surrendered RSUs. The options issued to Mr. Johnson vest 25% on the issuance date and 25% each on April 19, 2026, April 19, 2027 and April 19, 2028. The options issued to Mr. Bond vest 25% on the issuance date and 25% each on February 24, 2027, February 24, 2028 and February 24, 2029.

(2)	The amounts shown in the Salary column represent the payments made or accrued by the Company: (i) to Mr. Johnson in the period from July 1, 2025 through June 30, 2026 and in the period from July 1, 2024 through June 30, 2025; (ii) to Mr. Bond in the period from July 1, 2025 through June 30, 2026 and in the period from July 1, 2024 through June 30, 2025; (iii) to Ms. Nealis in the period from May 18, 2026 through June 30, 2026; and (iv) to Ms. Ibrahim in the period from October 1, 2025 through June 30, 2026.
(3)	Represents a sign-on bonus of $35,417 paid to Ms. Nealis.

Narrative Disclosure to Summary Compensation Table

General

We have compensated our NEOs through a combination of base salary and equity awards. Each of our NEOs has substantial responsibilities relating to our day-to-day operations.

Base Salary

The Compensation Committee reviews and approves base salaries of our NEOs. In setting the base salary of each NEO for the periods presented above, the Compensation Committee relied on market data. The Compensation Committee also may retain independent consultants as it deems appropriate. Salary levels are typically considered annually as part of our regularly scheduled performance review process and otherwise upon a promotion or other change in job responsibility.

Equity Awards

The equity awards reflected in the table above were issued pursuant to the 2019 Stock Plan, which, as described more fully below, allows the Compensation Committee to establish the terms and conditions of the awards, subject to the plan terms. We believe these awards to our executive officers help align the interests of management and our stockholders and reward our executive officers for improved Company performance.

401(k) Retirement Plan

The Company participates in a 401(k) plan that allows all employees, including NEOs, to contribute part of their compensation, up to specified IRS limitations. Beginning in fiscal 2025, the Company provides matching contributions to the 401(k) plan.

Health and Welfare Benefits

Our NEOs are eligible to participate in the same benefit plans designed for all of our full-time employees, including health, dental, vision, and basic group life insurance coverage. The purpose of our employee benefit plans is to help us attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by our competitors.

Executive Agreements

Employment Agreement with Ardes Johnson

In April 2024, we entered into an employment agreement with Ardes Johnson pursuant to which Mr. Johnson agreed to serve as our CEO. The employment agreement provides for compensation consisting of base salary of $350,000, a target cash annual bonus of 100% of base salary with a maximum annual bonus of 150% of base salary, and an annual equity grant based on the achievement of certain goals with a target value of $660,000. Effective July 1, 2025, his base salary was increased to $362,500. Pursuant to the employment agreement, Mr. Johnson received a restricted stock unit (“RSU”) award for 1,280,000 shares of common stock with a grant date value of $2,854,000 that will vest over a four-year period. The employment agreement provides for an initial term through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew the agreement. If Mr. Johnson’s employment is terminated at our election without “cause” (as defined in the employment agreement), or by Mr. Johnson for “good reason” (as defined in the employment agreement), Mr. Johnson shall be entitled to receive severance payments equal to six months of base salary and a prorated amount of the annual bonus for such fiscal year.

Employment Agreement with Steve Bond

In February 2025, we entered into an amended and restated employment agreement with Steve Bond pursuant to which Mr. Bond agreed to continue to serve as our Chief Financial Officer, a position he held until May 2026, when he became our Executive Vice President. The amended and restated employment agreement, as amended in March 2026, provides for an initial annual salary of $193,000. The initial term of the amended and restated employment agreement ends on December 31, 2027 and will be automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. Pursuant to the agreement, we issued Mr. Bond an award of 240,000 RSUs with a grant date value of $792,000 vesting in four annual installments, which RSUs were exchanged for stock options on February 23, 2026. In February 2022, we entered into an earlier amended and restated employment agreement with Mr. Bond, pursuant to which we issued him an RSU award for up to 300,000 shares of our common stock upon achieving two defined milestones. The first milestone was achieved as of January 1, 2023, and the underlying 250,000 shares of common stock were issued to Mr. Bond as of that date. The second milestone was achieved as of January 1, 2024, and the underlying 50,000 shares of common stock are expected to be issued to Mr. Bond at a later date.

Employment Agreement with Jing Nealis

In March 2026, we entered into an employment agreement with an effective date of May 18, 2026, pursuant to which Jing Nealis agreed to serve as our Chief Financial Officer. Under the employment agreement, Ms. Nealis will receive an annual base salary of $425,000, subject to increase by the Compensation Committee. Ms. Nealis also received a sign-on bonus of $35,417. Ms. Nealis will be eligible to receive an annual bonus with a target equal to 80% of her base salary (prorated for partial years), based on the achievement of written goals and objectives established by the Compensation Committee of the Board. If Ms. Nealis achieves more than 100% of the written objectives, she may be eligible to receive an additional bonus above 100% of the target annual bonus, in an amount determined in the sole discretion of the Compensation Committee.

On the effective date of her employment, Ms. Nealis received a grant of RSUs equal to 1,000,000 shares of the Company’s common stock (the “RSU Grant”). The RSU Grant vests as follows: 33% on the one-year anniversary of the effective date, and the remaining 67% in eight quarterly installments thereafter, subject to Ms. Nealis’s continued employment through each vesting date. Additionally, Ms. Nealis will receive a performance-based RSU grant equal to 25,000 shares of the Company’s common stock (the “PSU Grant”). The PSU Grant will vest upon the successful completion of customer payments to NeoVolta Power, LLC exceeding $1,000,000, subject to Ms. Nealis’s continued employment through the vesting date. For each fiscal year during the term of the employment agreement commencing with the fiscal year starting July 1, 2027, Ms. Nealis will be eligible to receive an annual equity grant under the Company’s Stock Plan, subject to the availability of shares and the sole discretion of the Compensation Committee. In the event of a Change of Control (as defined in the employment agreement), all unvested equity awards granted to Ms. Nealis under the employment agreement will automatically vest, subject to her continued employment through the date of the Change of Control.

Under the employment agreement, if Ms. Nealis’s employment is terminated by the Company without Cause (other than for death or Disability, each as defined in the employment agreement) or by Ms. Nealis for Good Reason (as defined in the employment agreement), she will be entitled to: (i) accelerated vesting of all unvested equity previously granted; and (ii) continued payment of her base salary for nine months following the termination date. In addition, the Company will continue to pay its portion of Ms. Nealis’s medical and dental insurance premiums under COBRA for up to nine months following termination. These severance benefits are contingent upon Ms. Nealis’s timely execution, delivery, and non-revocation of a general release and waiver of claims in a form reasonably acceptable to the Company.

Employment Agreement with Amany Ibrahim

On October 1, 2025, we entered into an employment agreement with Amany Ibrahim, pursuant to which Ms. Ibrahim agreed to serve as our Chief Operating Officer. The employment agreement provides for an initial employment term commencing on October 1, 2025 and ending on September 30, 2028, with automatic one-year extensions unless either party provides at least 30 days’ prior written notice of non-renewal.

Under the employment agreement, Ms. Ibrahim initially received an annual base salary of $250,000, subject to annual review and potential increase, provided that in no event shall the base salary be reduced below $250,000 during the term of employment. Ms. Ibrahim is eligible for an annual performance bonus targeted at 80% of base salary, with a maximum of 130%, based on performance goals. The employment agreement also provides for a grant to Ms. Ibrahim of 450,000 RSUs, vesting in 12 equal quarterly installments on each quarter following the effective date, subject to continued service. In the event of a Change in Control or termination without Cause or for Good Reason (all as defined in the employment agreement), all unvested RSUs will immediately vest. The employment agreement also permits Ms. Ibrahim to implement Rule 10b5-1 trading plans, and sell or transfer vested shares under specified conditions.

2019 Stock Plan

In February 2019, we adopted the NeoVolta, Inc. 2019 Stock Plan (the “2019 Plan”). The 2019 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors. The purpose of the 2019 Plan is to recognize contributions made to our Company by key employees and non-employee directors and to provide them with additional incentive to achieve the objectives of our Company. The following is a summary of the 2019 Plan.

Administration. The 2019 Plan is administered by our board of directors or the Compensation Committee of the board of directors (we refer to the body administering the 2019 Plan as the “Committee”). The Committee has full authority to select the individuals who will receive awards under the 2019 Plan, determine the form and amount of each of the awards to be granted and establish the terms and conditions of awards.

Limit on Non-Employee Director Compensation. Under the 2019 Plan, the following limits apply to non-employee directors. The aggregate value of all compensation granted or paid, as applicable, to any individual for service as a non-employee director with respect to any calendar year, including awards granted under the 2019 Plan and cash fees paid to such non-employee director, will not exceed $300,000 in total value. For purposes of these limitations, the value of awards is calculated based on the grant date fair value of such awards for financial reporting purposes.

Number of Shares of Common Stock. The number of shares of the common stock that may be issued under the 2019 Plan, as amended, is currently 7,500,000, of which 2,005,148 remain available for future issuance. If there is a lapse, forfeiture, expiration, termination or cancellation of any award made under the 2019 Plan for any reason, the shares subject to the award will again be available for issuance. Any shares subject to an award that are delivered to us by a participant, or withheld by us on behalf of a participant, as payment for an award or payment of withholding taxes due in connection with an award will not again be available for issuance, and all such shares will count toward the number of shares issued under the 2019 Plan. The number of shares of common stock issuable under the 2019 Plan is subject to adjustment, in the event of any reorganization, recapitalization, stock split, stock distribution, merger, consolidation, split-up, spin-off, combination, subdivision or exchange of shares, any change in the capital structure of the company or any similar corporate transaction. In each case, the Committee has the discretion to make adjustments it deems necessary to preserve the intended benefits under the 2019 Plan. No award granted under the 2019 Plan may be transferred, except by will or the laws of descent and distribution.

Eligibility. All employees designated as key employees for purposes of the 2019 Plan, all non-employee directors and consultants are eligible to receive awards under the 2019 Plan.

Awards to Participants. The 2019 Plan provides for discretionary awards of stock options, stock awards, stock unit awards and stock appreciation rights to participants. Each award made under the 2019 Plan will be evidenced by a written award agreement specifying the terms and conditions of the award as determined by the Committee in its sole discretion, consistent with the terms of the 2019 Plan.

Stock Options. The Committee has the discretion to grant non-qualified stock options or incentive stock options to participants and to set the terms and conditions applicable to the options, including the type of option, the number of shares subject to the option and the vesting schedule; provided that the exercise price of each stock option will be the closing price of the common stock on the date on which the option is granted (“fair market value”), each option will expire ten years from the date of grant and no dividend equivalents may be paid with respect to stock options.

In addition, an incentive stock option granted to a key employee is subject to the following rules: (i) the aggregate fair market value (determined at the time the option is granted) of the shares of common stock with respect to which incentive stock options are exercisable for the first time by a key employee during any calendar year (under all incentive stock option plans of the company and its subsidiaries) cannot exceed $100,000, and if this limitation is exceeded, that portion of the incentive stock option that does not exceed the applicable dollar limit will be an incentive stock option and the remainder will be a non-qualified stock option; (ii) if an incentive stock option is granted to a key employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the company, the exercise price of the incentive stock option will be 110% of the closing price of the common stock on the date of grant and the incentive stock option will expire no later than five years from the date of grant; and (iii) no incentive stock option can be granted after ten years from the date the 2019 Plan was adopted.

Stock Appreciation Rights. The Committee has the discretion to grant stock appreciation rights to participants. The Committee determines the exercise price for a stock appreciation right, which cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant in common stock or in cash, at our discretion, an amount equal to the product of (1) the excess of the per share fair market value of our common stock on the date of exercise over the exercise price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised. The Committee has the discretion to set the terms and conditions applicable to the award, including the number of shares subject to the stock appreciation right and the vesting schedule, provided that each stock appreciation right will expire not more than ten years from the date of grant and no dividends or dividend equivalents shall be paid with respect to any stock appreciation right prior to the exercise of the stock appreciation right.

Stock Awards. The Committee has the discretion to grant stock awards to participants. Stock awards will consist of shares of common stock granted without any consideration from the participant or shares sold to the participant for appropriate consideration as determined by the Board. The number of shares awarded to each participant, and the restrictions, terms and conditions of the award, will be at the discretion of the Committee. Subject to the restrictions, a participant will be a shareholder with respect to the shares awarded to him or her and will have the rights of a shareholder with respect to the shares, including the right to vote the shares and receive dividends on the shares; provided that dividends otherwise payable on any stock award subject to restrictions will be held by us and will be paid to the holder of the stock award only to the extent the restrictions on such stock award lapse.

Stock Units. The Committee has the discretion to grant stock unit awards to participants. Each stock unit entitles the participant to receive, on a specified date or event set forth in the award agreement, one share of common stock or cash equal to the fair market value of one share on such date or event, as provided in the award agreement. The number of stock units awarded to each participant, and the terms and conditions of the award, will be at the discretion of the Committee. Unless otherwise specified in the award agreement, a participant will not be a shareholder with respect to the stock units awarded to him or her prior to the date they are settled in shares of common stock. The award agreement may provide that until the restrictions on the stock units lapse, the participant will be paid an amount equal to the dividends that would have been paid had the stock units been actual shares; provided that such dividend equivalents will be held by us and paid only to the extent the restrictions lapse.

Payment for Stock Options and Withholding Taxes. The Committee may make one or more of the following methods available for payment of any award, including the exercise price of a stock option, and for payment of the tax obligation associated with an award: (i) cash; (ii) cash received from a broker-dealer to whom the holder has submitted an exercise notice together with irrevocable instructions to deliver promptly to us the amount of sales proceeds from the sale of the shares subject to the award to pay the exercise price or withholding tax; (iii) by directing us to withhold shares of common stock otherwise issuable in connection with the award having a fair market value equal to the amount required to be withheld; and (iv) by delivery of previously acquired shares of common stock that are acceptable to the Committee and that have an aggregate fair market value on the date of exercise equal to the exercise price or withholding tax, or certification of ownership by attestation of such previously acquired shares.

Provisions Relating to a “Change in Control” of the Company. Notwithstanding any other provision of the 2019 Plan or any award agreement, in the event of a “Change in Control” of the company, the Committee has the discretion to provide that all outstanding awards will become fully exercisable, all restrictions applicable to all awards will terminate or lapse, and performance goals applicable to any stock awards will be deemed satisfied at the target level. In addition, upon such Change in Control, the Committee has sole discretion to provide for the purchase of any outstanding stock option for cash equal to the difference between the exercise price and the then fair market value of the common stock subject to the option had the option been currently exercisable, make such adjustment to any award then outstanding as the Committee deems appropriate to reflect such Change in Control and cause any such award then outstanding to be assumed by the acquiring or surviving corporation after such Change in Control.

Amendment of Award Agreements; Amendment and Termination of the 2019 Plan; Term of the 2019 Plan. The Committee may amend any award agreement at any time, provided that no amendment may adversely affect the right of any participant under any agreement in any material way without the written consent of the participant, unless such amendment is required by applicable law, regulation or stock exchange rule.

The Board may terminate, suspend or amend the 2019 Plan, in whole or in part, from time to time, without the approval of the stockholders, unless such approval is required by applicable law, regulation or stock exchange rule, and provided that no amendment may adversely affect the right of any participant under any outstanding award in any material way without the written consent of the participant, unless such amendment is required by applicable law, regulation or rule of any stock exchange on which the shares are listed.

Notwithstanding the foregoing, neither the 2019 Plan nor any outstanding award agreement can be amended in a way that results in the repricing of a stock option. Repricing is broadly defined to include reducing the exercise price of a stock option or stock appreciation right or cancelling a stock option or stock appreciation right in exchange for cash, other stock options or stock appreciation rights with a lower exercise price or other stock awards. This prohibition on repricing without stockholder approval does not apply in case of an equitable adjustment to the awards to reflect changes in the capital structure of the company or similar events.

No awards may be granted under the 2019 Plan on or after the tenth anniversary of the initial effective date of the 2019 Plan.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding equity awards for our named executive officers on June 30, 2026.

Outstanding Equity Awards at Fiscal Year-End – 2026

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Ardes Johnson	940,083 (2)	940,083	3.54	2/23/2031	–	–	–	–

Steve Bond	88,133 (2)	264,398	3.54	2/23/2031	–	–	–	–

Jing Nealis (3)	–	–			1,000,000	3,150,000	25,000	78,750

Amany Ibrahim	–	–			300,000 (4)	945,000	–	–

(1)	Based on the closing price of the Company’s common stock on June 30, 2026, of $3.15 per share.
(2)	Consists of Non-Qualified Stock option awards on February 23, 2026 of (i) 1,880,166 shares to Mr. Johnson which vest 25% on the issuance date and 25% each on April 19, 2026, April 19, 2027 and April 19, 2028, and (ii) 352,531 shares to Mr. Bond which vest 25% on the issuance date and 25% each on February 24, 2027, February 24, 2028 and February 24, 2029.
(3)	Consists of an RSU award issued in May 2026 for 1,000,000 shares that vests over a three-year period beginning May 18, 2026, subject to her continued employment with the Company, and a performance stock unit award for 25,000 shares of common stock vesting upon the successful completion of customer payments to NeoVolta Power, LLC exceeding $1,000,000.
(4)	Consists of an RSU award issued in October 2025 for 450,000 shares that vests over a three-year period beginning October 1, 2025, subject to her continued employment with the Company.

Recoupment Policy

We adopted the NeoVolta, Inc. Dodd-Frank Restatement Recoupment Policy. In the event that we are required to prepare a financial restatement, the Compensation Committee will recoup all erroneously awarded incentive-based compensation calculated on a pre-tax basis received after October 2, 2023, by a person (i) after beginning service as an executive officer, (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation, and (iii) during the three completed fiscal years immediately preceding the date that the Company is required to prepare a restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years. Our “clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Compensation of Non-Employee Directors

Our non-employee directors receive compensation either in the form of all stock, or a combination of cash and stock, at their election, in addition to reimbursement for travel costs to attend meetings. For the fiscal year ended June 30, 2026, each non-employee director received the cash equivalent of $65,000 per year for being a member of the board, and no additional fees are paid to them for service on our Board committees. Calculation of the stock portion of fees elected by non-employee directors is made quarterly and such shares are issued annually. Payment of the cash portion of fees elected by non-employee directors is made by the Company quarterly.

Commencing July 1, 2026, our non-employee directors will receive the following annual compensation: (i) cash fees of $50,000 per annum, and (ii) a restricted stock unit award to receive shares of our common stock having a grant date fair market value equal to $100,000 (or $125,000 for the director serving as Chairperson) under the Company’s approved stock plan each year on the date of the Company’s annual meeting of stockholders (an “Annual Grant”). A director who is first appointed or elected to the Board of Directors on a date other than the date of an annual meeting of stockholders shall receive a pro-rated Annual Grant on the date of such appointment or election, based on the number of days remaining until the next annual meeting of stockholders. The Annual Grants granted under this compensation policy will vest one year from the date of the annual meeting of stockholders, subject to the director’s continued service on the Board of Directors on such vesting date.

The following table sets forth compensation paid or awarded to, or earned by, each of our directors (except for Mr. Johnson and Mr. Bond, whose compensation is disclosed under “Executive Compensation—Summary Compensation Table” above) during fiscal year 2026:

Name	Stock Awards	Fees earned or paid in cash	Total
Chandler Weeks(1)	$65,000	$–	$65,000
Susan Snow(2)	$45,500	$19,500	$65,000
John Hass(3)	$65,000	$–	$65,000

_____________________

(1)	Mr. Weeks received 19,421 shares of stock and zero cash for Board service in the year ended June 30, 2026.
(2)	Ms. Snow received 13,595 shares of stock and $19,500 of cash for Board service in the year ended June 30, 2026.
(3)	Mr. Hass received 19,421 shares of stock and zero cash for Board service in the year ended June 30, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of October 23, 2026:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our named executive officers and directors; and
•	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital stock shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of October 23, 2026, are counted as outstanding, although such shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o NeoVolta, Inc., 12195 Dearborn Place, Poway, California 92064.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Class (1)
Executive officers and directors:
Ardes Johnson	940,083	(2)	1.6%
Steve Bond	978,133	(3)	1.7%
Chandler Weeks	101,834		*
Susan Snow	68,024	(4)	*
John Hass	147,178		*
Jing Nealis	-0-	(5)	*
Amany Ibrahim	150,000	(6)	*
All Executive Officers and Directors as a group (7 persons)	2,385,252		4.0%

5% shareholders:

Infinite Grid Capital, LP	4,500,000	(7)	7.6%

*	Less than 1%.
(1)	Based on 59,103,184 shares outstanding as of October 23, 2026.
(2)	Pursuant to his employment agreement, in April 2024, Mr. Johnson received a restricted stock unit award for 1,280,000 shares of common stock vesting over a four-year period. On February 23, 2026, he exchanged them for an equivalent total of 1,880,166 Non-Qualified Stock options which vest 25% on the issuance date and 25% each on April 19, 2026, April 19, 2027 and April 19, 2028. As of October 23, 2026, the vested and unvested portions of Mr. Johnson’s award were 940,083 shares and 940,083 shares, respectively.

(3)	Pursuant to his employment agreement, in February 2025, Mr. Bond received a restricted stock unit award for 240,000 shares of common stock vesting over a four-year period. On February 23, 2026, he exchanged them for an equivalent total of 352,531 Non-Qualified Stock options which vest 25% on the issuance date and 25% each on February 24, 2027, February 24, 2028 and February 24, 2029. As of October 23, 2026, the vested and unvested portions of Mr. Bond’s award were 88,133 shares and 264,398 shares, respectively.
(4)	Includes shares held by The Susan Hegarty Snow Trust, of which Ms. Snow is a beneficiary.
(5)	Pursuant to her employment agreement, in May 2026, Ms. Nealis received a restricted stock unit award for 1,000,000 shares of common stock vesting over a three-year period and a performance stock unit award for 25,000 shares of common stock vesting upon the successful completion of customer payments to NeoVolta Power, LLC exceeding $1,000,000. As of October 23, 2026, the vested and unvested portions of Ms. Nealis’ award were zero shares and 1,025,000 shares, respectively.
(6)	Pursuant to her employment agreement, in October 2025, Ms. Ibrahim received a restricted stock unit award for 450,000 shares of common stock vesting over a three-year period. As of October 23, 2026, the vested and unvested portions of Ms. Ibrahim’s award were 150,000 shares and 300,000 shares, respectively.
(7)	Consists of 4,000,000 shares held for the account of Infinite Grid Capital Fund I, LP (“Fund I”) and 500,000 shares held for its own account. Infinite Grid Capital, LP serves as the investment manager to Fund I.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at June 30, 2026:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,272,746	$3.15	2,227,254

(1)	Represents shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units under our 2019 Stock Plan.

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

Related Party Transactions

On May 12, 2026, we entered into a Consulting Services Agreement (the “Consulting Agreement”) with Infinite Grid Capital, LP, a Delaware limited partnership (“IGC”), a holder of greater than 5% of our common stock, pursuant to which we engaged IGC to provide offtake origination and related advisory services in connection with our battery energy storage manufacturing operations being undertaken through NeoVolta Power, LLC, a Delaware limited liability company (the “Joint Venture”).

Under the Consulting Agreement, IGC has provided, and will continue to provide, strategic advisory services to us, including services previously rendered in connection with the formation and development of the Joint Venture (the “Pre-Signing Services”) and ongoing offtake origination services (the “Offtake Services”). The Offtake Services include identifying and evaluating potential offtake counterparties, advising on the structuring of offtake arrangements and assisting in the negotiation of term sheets, letters of intent and definitive offtake agreements.

As consideration for the Pre-Signing Services, the Offtake Services and the entry into the Consulting Agreement, we issued IGC 500,000 shares of our common stock (the “Signing Fee”). In addition, IGC is entitled to receive a success fee (the “Offtake Fee”) for each qualifying offtake agreement attributable to IGC’s direct and material causal contribution, calculated as a percentage of gross revenue received by us for energy storage equipment and associated hardware under the applicable offtake agreement (“Project Equipment Revenue”), as follows: (i) 5.0% for projects with contracted capacity of less than 100 MWh; (ii) 4.0% for projects with contracted capacity of 100 MWh or greater but less than 250 MWh; and (iii) 3.0% for projects with contracted capacity of 250 MWh or greater. The maximum Offtake Fee payable with respect to any single offtake agreement is $3,000,000, and multiple offtake agreements with the same counterparty or as part of a single project are aggregated for purposes of determining applicable capacity thresholds and fee percentages. Each Offtake Fee is payable, at the parties’ mutual election, in cash, shares of common stock (or prefunded warrants), or a combination thereof. If payable in shares, the number of shares is determined by dividing the applicable Offtake Fee by the “Minimum Price” calculated in accordance with Nasdaq Listing Rule 5635(d) as of the applicable determination date. To the extent that any issuance of common stock would cause IGC to beneficially own in excess of 4.9% of the outstanding shares of common stock, such excess shares will instead be issued in the form of prefunded warrants, each with an exercise price of $0.001 per share, exercisable immediately upon issuance and containing a 9.9% beneficial ownership limitation. The shares of common stock are being and will be issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On May 12, 2026, we also entered into a Letter Agreement (the “Letter Agreement”) with IGC, pursuant to which we granted IGC certain preemptive rights, registration rights, and board observation rights. During the period ending December 31, 2027, IGC has a preemptive right to participate in any financing by the Company, the proceeds of which are intended to fund any capital contribution to the Joint Venture, on the same terms and conditions as such financing is offered to other investors. IGC has the right, upon written notice to the Company, to designate a representative to attend all board and committee meetings as a non-voting observer, with the same notice of meetings and access to materials provided to directors. The Letter Agreement terminates at such time as IGC holds fewer than 250,000 shares purchased pursuant to the private placement that was completed in February 2026.

On October 1, 2025, we entered into an Asset Purchase Agreement (the “Agreement”) with Neubau Energy Inc., a Delaware corporation (“Neubau Energy”), and the shareholders of Neubau Energy (collectively, the “Shareholders”).  Ms. Ibrahim serves on the Neubau Energy board of directors and is affiliated with a Shareholder of Neubau Energy. Pursuant to the Agreement, we acquired certain assets of Neubau Energy (the “Acquired Assets”) for (i) $500,000 in cash, of which $100,000 was paid to Neubau Energy and $400,000 was distributed to the Shareholders pro rata based on their respective ownership percentages in Neubau Energy, and (ii) 200,000 shares of our common stock, to the Shareholders pro rata.  In addition, we agreed to issue up to 4,000,000 additional shares of our common stock to Neubau Energy upon the achievement of specified revenue and product launch milestones related to the sale of products utilizing neuClick Battery Modules, as follows: (a) 1,300,000 shares upon achievement of $2,000,000 in revenue and successful product launch prior to December 31, 2026; (b) 1,300,000 shares upon achievement of an additional $5,000,000 in revenue prior to December 31, 2028; (c) 700,000 shares upon achievement of an additional $20,000,000 in revenue prior to December 31, 2028; and (d) 700,000 shares upon achievement of an additional $40,000,000 in revenue prior to December 31, 2028. As additional consideration, we agreed to pay Neubau Energy a royalty of $10.00 per unit of neuClick Battery Modules sold by us for a period of three years following the closing.

Director Independence

The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our board of directors consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with our company.

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Messrs. Johnson and Bond, is independent as defined under the Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Services

Aggregate fees for professional services rendered by MaloneBailey, LLP for their services for the fiscal years ended June 30, 2025 and 2026, respectively, were as follows:

	2025	2026
Audit Fees	$156,183	$171,287
Audit-related fees	15,450	82,400
Tax fees	–	1,890
All other fees	–	–
TOTAL	$171,633	$255,577

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

All services provided by the independent auditors during the years ended June 30, 2025 and 2026 were approved by the Audit Committee in accordance with our pre-approval policy and applicable SEC regulations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report.

(1)	Financial Statements. The financial statements required to be included in this Annual Report were previously filed with the Original 10-K.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in the Original 10-K.

(b)	The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2	Second Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 3.3 of the Company’s Form S-1 (file no. 333-264275)).
4.1	Form of Common Stock Purchase Warrant issued in July 2022 offering (incorporated by reference to exhibit 4.3 of the Company’s Form S-1 (file no. 333-264275)).
4.2	Form of Warrant Agent Agreement dated July 27, 2022 (incorporated by reference to exhibit 4.4 of the Company’s Form S-1 (file no. 333-264275)).
4.3	Description of the Company’s Securities (incorporated by reference to exhibit 4.6 to the Company’s Form 10-K filed September 27, 2022).
4.4	Form of Warrant to Purchase Shares of Common Stock issued in Note Financing (incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed September 4, 2026).
10.1 +	NeoVolta, Inc. 2019 Stock Plan (incorporated by reference to exhibit 6.4 of the Company’s Form 1-A (file no. 024-10942))
10.2 +	Employment Agreement between NeoVolta, Inc. and Steve Bond dated February 23, 2022 (incorporated by reference to exhibit 6.6 of the Company’s Form 1-SA for the fiscal semi-annual period ended December 31, 2021, filed on March 28, 2022)
10.3 ++	Distribution Agreement, dated as of October 7, 2019, between NeoVolta, Inc. and PMP Energy, LLC (incorporated by reference to exhibit 10.7 of the Company’s Form S-1 (file no. 333-264275)).
10.4 ++	Exclusive Supply Agreement, effective as of August 30, 2021, by and between NeoVolta, Inc. and NingBo Deye Inverter Technology Co, Ltd. (incorporated by reference to exhibit 10.8 of the Company’s Form S-1 (file no. 333-264275)).
10.5	Consent to Sublease dated August 16, 2021 between NeoVolta, Inc. and ConnectPV, Inc. (incorporated by reference to exhibit 10.9 of the Company’s Form S-1 (file no. 333-264275)).
10.6 +	Independent Director Agreement, dated April 11, 2022, by and between NeoVolta, Inc. and Susan Snow (incorporated by reference to exhibit 10.10 of the Company’s Form S-1 (file no. 333-264275)).
10.7 +	Independent Director Agreement, dated April 7, 2022, by and between NeoVolta, Inc. and John Hass (incorporated by reference to exhibit 10.11 of the Company’s Form S-1 (file no. 333-264275)).
10.8 +	Form of Amendment to Independent Director Agreement, dated November 4, 2022, by and between NeoVolta, Inc. and each of John Hass and Susan Snow (incorporated by reference to exhibit 10.13 to the Company’s Form 10-Q filed November 10, 2022)
10.9 +	Employment Agreement between NeoVolta, Inc. and Ardes Johnson dated April 19, 2024 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed April 24, 2024)
10.10	Line of Credit Agreement between NeoVolta, Inc. and National Energy Modelers, Inc., dated September 3, 2024 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 4, 2024)

Exhibit No.	Exhibit Description
10.11 ++	Asset Purchase Agreement dated October 1, 2025 by and among NeoVolta, Inc., Neubau Energy Inc. and the shareholders of Neubau Energy Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 8-K filed October 7, 2025)
10.12 +	Employment Agreement dated October 1, 2025 between NeoVolta, Inc. and Amany Ibrahim (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed October 7, 2025)
10.13 +	Employment Agreement dated October 1, 2025 between NeoVolta, Inc. and Thomas Enzendorfer(incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed October 7, 2025)
10.14	Operating Agreement among NeoVolta Power, LLC and the Members dated January 13, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed January 20, 2026)
10.15	Contribution Agreement among NeoVolta Power, LLC and the Members dated January 13, 2026 (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed January 20, 2026)
10.16	Form of Securities Purchase Agreement, by and among NeoVolta Inc. and the Purchasers, dated January 22, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed January 23, 2026)
10.17	Technical Services Agreement between NeoVolta Power, LLC and Can Current Corporation, dated March 20, 2026 (incorporated by reference to exhibit 10.4 to the Company’s Form 10-Q filed May 15, 2026).
10.18	Form of Subscription Agreement in $2.50 private offering (incorporated by reference to exhibit 10.3 of the Company’s Form 10-Q filed February 13, 2026)
10.19 +	Form of RSU Cancellation Agreement, by and among NeoVolta, Inc. and each of Ardes Johnson and Steve Bond, dated February 23, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed February 25, 2026)
10.20	Sales Agreement, dated March 27, 2026, by and between NeoVolta, Inc. and Needham & Company, LLC (incorporated by reference to exhibit 1.1 of the Company’s Form 8-K filed March 27, 2026)
10.21 +	First Amendment to Employment Agreement dated March 26, 2026 between NeoVolta, Inc. and Steve Bond (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed March 27, 2026)
10.22	Amended and Restated Operating Agreement of NeoVolta Power, LLC, dated April 15, 2026 (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed April 21, 2026)
10.23	First Amendment to Contribution Agreement, dated April 15, 2026 (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed April 21, 2026)
10.24	Asset Purchase Agreement between Can Current Corporation and NeoVolta Power, LLC, dated April 15, 2026 (incorporated by reference to exhibit 10.3 of the Company’s Form 8-K filed April 21, 2026)
10.25	Management Services Agreement between NeoVolta Inc. and Potisedge Technology Pte Ltd., dated April 20, 2026 (incorporated by reference to exhibit 10.4 of the Company’s Form 8-K filed April 21, 2026)
10.26 +	Severance Agreement and General Release by and between NeoVolta, Inc. and Michael Mendik (incorporated by reference to exhibit 10.13 of the Company’s Form 10-Q filed May 15, 2026)
10.27	Consulting Services Agreement dated May 12, 2026 by and between NeoVolta, Inc. and Infinite Grid Capital, LP. (incorporated by reference to exhibit 10.14 of the Company’s Form 10-Q filed May 15, 2026)
10.28	Side Letter Agreement dated May 12, 2026 by and between NeoVolta, Inc. and Infinite Grid Capital, LP. (incorporated by reference to exhibit 10.15 of the Company’s Form 10-Q filed May 15, 2026)
10.29	Underwriting Agreement, dated as of May 27, 2026, by and between NeoVolta, Inc. and Lake Street Capital Markets, LLC, as the representative of the several underwriters named therein (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed May 29, 2026)
10.30	Loan, Security and Guaranty Agreement, dated as of September 4, 2026, by and among NeoVolta, Inc., as borrower, Horizon Technology Finance Corporation, as collateral agent and a lender, ROHO Capital Opportunity Fund LLC, as a lender, and Monroe Capital Management Advisors, LLC, as administrative agent (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 4, 2026)

Exhibit No.	Exhibit Description
10.31	Registration Rights Agreement, dated as of September 4, 2026, by and between NeoVolta, Inc., ROHO Capital Opportunity Fund LLC and Horizon Technology Finance Corporation (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed September 4, 2026)
10.32+	Employment Agreement dated March 26, 2026 between NeoVolta, Inc. and Jing Nealis (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed May 14, 2026)
10.33+	Form of NeoVolta, Inc. Indemnification Agreement (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed May 14, 2026)
19.1	Insider Trading Policy (incorporated by reference to exhibit 19.1 to the Company’s Form 10-K filed September 27, 2024)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of MaloneBailey, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.3#	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act
31.4#	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	NeoVolta, Inc. Restatement Recoupment Policy (incorporated by reference to exhibit 97.1 to the Company’s Form 10-K filed September 27, 2024)
101.INS #	Inline XBRL Instance Document
101.SCH #	Inline XBRL Taxonomy Extension Schema Document
101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan or arrangement.

++ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

* Previously Filed.

# Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOVOLTA, INC.

By:	/s/ H. Ardes Johnson
H. Ardes Johnson
Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2026

