Form 10-Q
period 2026-09-30
NeoVolta Inc.
filed 2026-11-13
CIK 1748137

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of November 12, 2026, was 59,103,184 shares.

NEOVOLTA, INC.

FORM 10-Q

SEPTEMBER 30, 2026

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

All forward-looking statements speak only at the date of the filing of this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended June 30, 2026, as filed with the SEC on September 23, 2026. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEOVOLTA, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$25,966,018	$22,201,975
Restricted cash	1,901,700	3,150,000
Accounts receivable, net	3,342,024	2,945,468
Inventory, net	5,907,840	2,133,153
Prepaid expenses (including prepaid inventory in amounts of $1,357,736 and $931,685, respectively)	4,259,130	2,145,487
Contract assets	1,664,141	–
Other current assets	352,292	272,280
Total current assets	43,393,145	32,848,363

Construction in progress	9,848,182	9,602,302
Leasehold improvements, net	6,432,986	–
Other property and equipment	1,716,810	323,804
Net property and equipment	17,997,978	9,926,106

Intellectual property (net of accumulated amortization of $452,910)	945,590	1,064,641

Other assets:
Lease right-of-use assets, net	7,882,951	8,082,546
Prepaid service fee under third party platform	2,847,222	1,631,944
Restricted cash and other noncurrent assets	1,038,787	84,347

Total assets	$74,105,673	$53,637,947

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - other	$8,090,653	$3,590,368
Accounts payable - related party	233,910	233,910
Accrued liabilities	5,307,857	1,038,936
Lease liabilities	735,916	695,269
Short-term debt payable	15,073,584	1,120,000
Derivative liability	278,362	–
Total current liabilities	29,720,282	6,678,483
Long-term debt payable	–	–
Lease liabilities	7,208,943	7,392,124
Total liabilities	36,929,225	14,070,607

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 59,013,247 shares and 58,308,247 shares issued and outstanding, respectively	59,013	58,308
Additional paid-in capital	92,098,438	86,756,877
Accumulated deficit	(54,981,003)	(47,247,845)
Total stockholders’ equity	37,176,448	39,567,340

Total liabilities and stockholders’ equity	$74,105,673	$53,637,947

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2026	2025

Revenues from contracts with customers:	$2,786,782	$6,650,258
Cost of revenues	1,768,895	5,073,006
Gross profit	1,017,887	1,577,252

Operating expenses:
General and administrative	7,336,224	2,374,668
Research and development	766,928	56,912
Depreciation and amortization	231,856	–
Total operating expenses	8,335,008	2,431,580

Loss from operations	(7,317,121)	(854,328)

Other income (expense):
Interest expense	(521,310)	(389,134)
Nonoperating credit loss and other	(28,955)	–
Interest income	134,228	140
Total other income (expense)	(416,037)	(388,994)

Net loss	$(7,733,158)	$(1,243,322)

Weighted average shares outstanding - basic and diluted	58,950,149	34,193,531

Net loss per share - basic and diluted	$(0.13)	$(0.04)

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30, 2026 and 2025

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2026	58,308,247	$58,308	$86,756,877	$(47,247,845)	$39,567,340

Stock compensation expense	705,000	705	1,570,132	–	1,570,837

Common stock warrants issued in secured debt financing	–	–	3,451,479	–	3,451,479

Other equity contribution	–	–	319,950	–	319,950

Net loss	–	–	–	(7,733,158)	(7,733,158)

Balance at September 30, 2026	59,013,247	$59,013	$92,098,438	$(54,981,003)	$37,176,448

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2025	34,124,873	$34,125	$28,652,731	$(25,777,134)	$2,909,722

Stock compensation expense	88,965	89	466,676	–	466,765

Net loss	–	–	–	(1,243,322)	(1,243,322)

Balance at September 30, 2025	34,213,838	$34,214	$29,119,407	$(27,020,456)	$2,133,165

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,733,158)	$(1,243,322)
Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	1,570,837	466,765
Amortization of debt discount	369,200	–
Amortization of ROU asset	199,595	50,965
Depreciation and amortization expense	231,856	–
Provision for expected credit losses/bad debt expense	72,232	135,800
Inventory obsolescence reserve	20,293	–
Loss on derivative	6,467	–
Changes in other assets and liabilities
Accounts receivable	(468,788)	(2,362,338)
Inventory	(3,794,980)	977,697
Prepaid expenses	(3,328,921)	(410,074)
Contract assets	(1,664,141)	–
Other current assets	(166,628)	–
Accounts payable	4,063,102	(491,715)
Other asset	(43,042)	–
Accrued liabilities	4,191,196	433,118
Lease liability	(142,534)	(50,965)
Net cash flows used in operating activities	(6,617,414)	(2,494,069)

Cash flows from investing activities:
Additions to construction in progress	(6,798,661)	–
Additions to other property & equipment	(551,157)	–
Net cash flows used in investing activities	(7,349,818)	–

Cash flows from financing activities:
Borrowing under secured debt facility (including allocated value of imbedded common stock warrants and derivatives)	18,648,275	–
Borrowings under line of credit	–	250,000
Borrowings under short-term notes payable	–	4,199,549
Repayments of short-term notes payable	(1,120,000)	(2,660,497)
Payment of debt financing costs	(133,900)	–
Advance received for stock subscription	–	800,000
Net cash flows provided by financing activities	17,394,375	2,589,052

Net increase in cash and restricted cash	3,427,143	94,983
Cash, restricted cash and cash equivalents at beginning of period	25,351,975	794,836
Cash, restricted cash and cash equivalents at end of period	$28,779,118	$889,819

Supplemental disclosures of cash flow information
Cash paid for interest	$13,005	$290,856
Cash paid for income taxes	–	–

Supplemental disclosures of financing and investing activities
Transfers from construction in progress to other property and equipment	$7,387,639	$–
Warrant issued for debt discount	3,492,781	–
Derivative liability recognized on debt issuance	275,149	–
Other equity contribution for services	319,950	–
Deferred debt issuance costs allocated to note and warrant	217,262	–

See accompanying notes to unaudited financial statements.

NEOVOLTA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1) Business and Summary of Significant Accounting Policies

Description of Business – NeoVolta Inc. (“we”, “our” or the "Company") is a Nevada corporation, which was formed on March 5, 2018. We are a rapidly-growing U.S.-based energy technology company delivering scalable energy storage solutions. We are presently transitioning from being solely a manufacturer of high-performance energy storage systems for residential and commercial use into an integrated energy solutions leader. In August 2022, the Company completed an underwritten public offering of its equity securities resulting in our common stock and warrants becoming initially listed on a national exchange (see Note 5).

Interim Financial Information – The Company has prepared the accompanying consolidated financial statements, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the Company’s consolidated financial position as of September 30, 2026, the results of its consolidated operations for the three month periods ended September 30, 2026 and 2025, the changes in its consolidated stockholders’ equity for the three month periods ended September 30, 2026 and 2025, and consolidated cash flows for the three month periods ended September 30, 2026 and 2025. The consolidated balance sheet as of June 30, 2026 has been derived from the Company’s June 30, 2026 consolidated financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The consolidated results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2026, as filed with the SEC on September 23, 2026.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its two subsidiaries, NeoVolta Energy I, LLC and NeoVolta Power, LLC (see Note 2). The noncontrolling interests in the latter subsidiary, which are nonredeemable, will be accounted for as a separate line within stockholders’ equity when recognized in accordance with the vesting provisions of the underlying Technical Services Agreement pertaining to the services being performed by our minority partner as its capital contribution to NVP (see Note 8). All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents.  Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. As of September 30, 2026, the Company maintained all of its accounts at one bank and the combined balances of all accounts at this bank were in excess of the FDIC insurance limit by $28,529,118.

Restricted Cash – Restricted cash consists of funds in a separate bank account that are restricted as to withdrawal or use under the terms of a bank credit agreement (see Note 4). The following is a reconciliation of cash and restricted cash amounts by financial statement caption.

	September 30,	June 30,
	2026	2026
Cash	$25,966,018	$22,201,975
Restricted cash	1,901,700	3,150,000
Restricted cash in noncurrent assets	911,400	–

Total	$28,779,118	$25,351,975

Inventory – Raw materials consist of batteries, inverters and assembly parts purchased from Asian suppliers and delivered to a location near the Company’s offices. Finished goods consist of assembled energy storage systems and a new proprietary battery storage module developed with technology acquired in an asset acquisition in October 2025 (see Note 6). Inventory in transit largely relates to our utility-scale battery manufacturing joint venture in Georgia and consists of containers for utility-scale batteries in the process of being shipped to that location (see Note 2).

Inventory is stated at the lower of cost or net realizable value, cost being determined using the first-in, first-out (FIFO) method. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The following table presents the components of inventory as of September 30, 2026 and June 30, 2026 (net of an obsolescence reserve of $1,150,306 and $1,119,013, respectively):

	September 30,	June 30,
	2026	2026
Raw materials	$1,135,072	$663,403
Finished goods	1,397,727	1,469,750
Inventory in transit	3,375,041	–

Total	$5,907,840	$2,133,153

Property and Equipment – The Company capitalizes the cost of property and equipment, including leasehold improvements, and depreciates it over their estimated useful lives ranging from 1 to 7 years, or the lease term in the case of leasehold improvements. No depreciation is recognized on construction in progress until the project, or a significant component of the project, is completed and placed in service. In the three months ended September 30, 2026, we transferred $7,387,639 from construction in progress to depreciable property and equipment.

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

Historically, the Company has generated revenues from contracts with customers, consisting of a relatively small number of wholesale dealers, distributors and installers, in California and several other states. However, recent federal tax law changes have had a major impact on the economic viability of many of our legacy customers, causing us to develop a new business model, beginning in the first quarter of fiscal 2027, of selling fully-installed residential energy projects, which use our residential energy products as the main component, under a third-party ownership platform. As further described in Note 3, we recognize revenue under this new platform, including any components of variable consideration, upon reaching the substantial completion phase of each separate project, at which point the project has been installed and tested in accordance with all applicable contractual requirements. Of the Company’s total revenues in the three months ended September 30, 2026, approximately 37% were processed through this platform and derived from a single wholesale customer and approximately 60% were processed through this platform and derived from a state-sponsored rebate program. In contrast, four customers under our legacy model represented approximately 35%, 18%, 11% and 11% of the Company’s revenues in the three months ended September 30, 2025. As of September 30, 2026, the new platform customer represented approximately 31% of our net accounts receivable while two of our legacy customers represented approximately 33% and 23% of our net accounts receivable.

Allowance for Expected Credit Losses – The Company recognizes an allowance for expected credit losses whenever a loss is expected to be incurred in the realization of a customer’s account. As of September 30, 2026 and June 30, 2026, our allowance for expected credit losses for accounts receivable was $3,033,000 and $2,961,000, respectively. There were no direct write-offs of accounts receivable as of the end of either period. Additionally, we recorded an allowance of $1,559,836 as of September 30, 2026 and $1,537,150 as of June 30, 2026 which pertains to a single note receivable evaluated under a separate collectability evaluation criteria as opposed to our lifetime expected-loss estimation methodology used for our accounts receivable.

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

Long Term Leases – The Company accounts for long term operating and finance leases in excess of 12 months in accordance with the provisions of ASU 2016-02, Leases (Topic 842). Accordingly, the Company capitalizes the present value of the future lease obligations while recognizing an offsetting lease liability and amortizes the related right-of-use asset each month over the term of the lease.

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

We have accounted for our acquisition of tangible and intangible assets from another company in October 2025, as described in Note 6, by allocating the total purchase price paid at closing to the fair value of the assets acquired.

Derivative Liability - The Company bifurcates embedded features from their host contracts when required under ASC 815. Bifurcated derivative liabilities are measured at fair value at each reporting date, with changes in fair value recognized in earnings.

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2026, the Company had total outstanding common stock equivalents of 6,970,124 shares as follows: (i) 1,968,732 shares related to restricted stock units granted to officers and other employees since April 2024; (ii) 1,081,150 shares related to warrants issued to investors in the public offering completed in August 2022; (iii) 1,454,545 shares related to warrants issued to the lenders in a secured debt financing in September 2026(see Note 4); (iv) 2,415,697 shares for Non-Qualified Stock Options granted to employees since August 2025 and to two executives in February 2026 in exchange for their surrendered RSUs; and (v) 50,000 shares related to restricted stock units granted to an officer in March 2022.

Note Receivable – Note receivable consists of a loan in the original principal amount of $1,500,000 to a private development company. The loan is in the form of a promissory note bearing interest at the rate of 6% per annum with the principal and accrued interest being due on December 5, 2026. While the note has not been forgiven, it is probable that it will not be repaid due to shifting priorities of the parties, therefore, we recognized a nonoperating credit loss as of September 30, 2026 for the principal of the note and previously accrued interest (see Note 3).

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

Use of Estimates – Management has made a number of estimates and assumptions in preparing these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. We are currently evaluating the impact of recently issued and not yet effective standards, including ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense disaggregation disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, on our financial statement disclosures. We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Liquidity – These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern has been dependent upon our ability to obtain the necessary debt and equity financing to continue operations and the attainment of profitable operations. With the remaining proceeds of our public and private equity financings in the year ended June 30, 2026 and our existing financial resources, we believe that we will be able to fully cover all of our financing, investing and operating needs for at least the 12 months following the issuance of these financial statements, including satisfying our anticipated capital contribution obligations to NVP discussed in Note 2 – NeoVolta Power, LLC below.

(2) NeoVolta Power, LLC

In January 2026, we executed a series of joint venture agreements with the U.S. affiliate of a foreign entity for the formation of a new domestic limited liability company known as NeoVolta Power, LLC (“NVP”), a Delaware entity, to jointly own and operate a utility-scale battery manufacturing facility in the State of Georgia. Pursuant to these agreements, as amended in April 2026, the Company has an 80% ownership interest in the joint venture company, and the U.S. affiliate of the foreign entity has a 20% ownership interest (subject to service-based vesting and forfeiture provisions), which is being accounted for as a capital contribution based on the estimated fair value of its services contributed to the joint venture. The noncontrolling interests of our minority partner, which are nonredeemable, has been accounted for in Paid-in capital as of September 30, 2026, and will be accounted for as a separate line within stockholders’ equity whenever our minority partner has achieved the return thresholds required in order to receive equity distributions attributable to its ownership interest as a minority partner in NVP.

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

Under the terms of the joint venture agreements, we made our initial capital contribution of $7,000,000 of cash to NVP in January 2026, and additional capital contributions in cash of $8,000,000 in May 2026 and $6,000,000 in August 2026, in order to fund the startup costs associated with both the capital expenditures and the operating expenses of the battery manufacturing joint venture. Our minority partner is not required to make cash contributions and is instead contributing technical services to the joint venture based on its project development and supply chain expertise. We engaged a professional valuation consulting firm to perform an independent valuation of such services and that firm has calculated the fair value of our minority partner’s contribution to NVP expected to be provided through March 2028 to be approximately $1,422,000. In the three months ended September 30, 2026, we recorded a portion of that valuation in the amount of $319,950 as a capital contribution for the estimated fair value of our minority partner’s services to NVP during that period. In recording the capital contributions of our minority partner to date, we have recorded an offsetting entry to capitalize such amounts in Construction in Progress on our Consolidated Balance Sheet, as all of our minority partner’s services performed for NVP up to that point, consisting of installation, testing, and validation of the equipment against technical specifications, were provided prior to commissioning of the equipment being purchased from our minority partner.

With the completion of commissioning, NVP expects to transition to final certifications and production and ramp up thereafter. The company is currently focused on scaling product output and executing customer deliveries across commercial, industrial and utility-scale energy storage markets. The plant is located in an industrial structure that was originally leased by our minority partner in December 2025 and has been assigned to NVP effective in June 2026, as it is presently under the control and direction of NVP (see Note 7).

We anticipate making additional cash capital contributions to NVP through June 30, 2027 in total amounts of up to $19,000,000, pursuant to the joint venture agreements, to fund working capital requirements and other items as may be needed by NVP. We presently anticipate funding our additional capital contributions largely from the remaining proceeds of our debt and equity offerings since January 2026 and, possibly, through future equity and debt financings, subject to market conditions. However, there can be no assurance that we will be successful in raising sufficient proceeds from any future financings in order to fully satisfy our obligations for the additional capital contributions to NVP. To the extent that we may be unable to raise sufficient proceeds in order to fully satisfy our obligations for the additional capital contributions to NVP, the parent company of the same foreign entity will be permitted to bring in one or more new members to fund such additional capital contributions which would dilute our 80% majority ownership of NVP.

(3) Third Party Ownership Platform

In June 2026, we entered into a Platform Services Agreement (the “Agreement”) with a private development company to establish and operate a third-party ownership (“TPO”) platform for the sale of fully-installed residential energy projects, in which the Company’s residential energy products are a primary component. The purpose of the TPO platform is to enable us to establish a new business model and customer base which initially leverages a state-sponsored program serving low-income neighborhoods in California. We have contracted with a licensed, third-party installer for the installation of our residential energy projects in batches, under a ten-year installation workmanship warranty, mostly using the Company’s residential energy products as a component. As each batch is completed, we contract to sell the projects to a wholesale customer, who enters into retail power purchase agreements with the homeowners. The Company will be responsible for any product defects not covered by the installer’s workmanship warranty.

Based on the TPO arrangement, we agreed to purchase an initial batch of residential energy storage projects from our licensed installer with an aggregate purchase price of $3,230,240 during the three months ended September 30, 2026. During that period, we entered into sales contracts to sell the installed residential energy storage projects to a single wholesale customer, which is an institutional investor seeking the federal income tax benefits. As of September 30, 2026, we have satisfied the main performance obligation for approximately one-half of the projects under the sales contracts, which is reaching the substantial completion phase of the projects. Substantial completion means the date on which the projects have been installed and tested in accordance with all applicable contractual requirements, manufacturer specifications and applicable law and have passed final inspection by the applicable building department and successfully completed all performance tests. Accordingly, we have recognized aggregate revenues on these contracts and cost of revenues in the three months ended September 30, 2026 in the total amounts of $2,702,839 and $1,655,364, respectively. The remaining projects with an aggregate purchase commitment of $1,646,944 did not reach substantial completion as of September 30, 2026.

We are accounting for the sale of our residential energy projects on the TPO platform in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Based on the provisions of this accounting standard, we are considered to be the principal under the TPO arrangement as we have the ultimate decision-making control over all significant matters of determination as well as other factors, such as our primary responsibility for fulfillment, inventory risk and pricing discretion. For each TPO project, the sales consideration consists of two components; (a) An amount stipulated in our sales contract with the customer; and (b) An expected rebate from the State of California through the Self-Generation Incentive Program (“SGIP”), which is considered a variable form of consideration determined by the State. In addition to paying the upfront purchase cost of the installed residential energy projects to the installer, we are obligated to pay origination fees to both the development company, which operates our TPO platform, and to another company, which qualifies each installed project for an SGIP rebate, for each project sold.

We have reported the sales of the completed TPO projects to our single wholesale customer, including the SGIP rebates, in our Consolidated Statement of Operations for the three months ended September 30, 2026. Of our total recognized revenues under the TPO platform in the amount $2,702,839, we have recorded an account receivable from our sole customer of $1,038,698, plus a separate current asset for the related SGIP rebates of $1,664,141. As previously noted, the amounts for the SGIP rebates are a form of variable consideration as they are determined by the State of California for each project based on the capacity of the installation and other factors. We have estimated the amounts of our SGIP rebates based upon the SGIP reservation letters that we have received in advance for each project from the State. While we fully expect to collect our recorded SGIP rebates, it should be noted that they are subject to possible adjustment by the State subsequent to the issuance of the reservation letters. Typically, such amounts receivable from the SGIP rebates are collected within 90-180 days after submission to the responsible governmental authority. As of September 30, 2026, we have recorded a contract asset for the estimated SGIP rebates of $1,664,141. On the cost side, we have reported the allocated cost of our completed TPO projects as the associated project revenues are recognized.

As provided for in the Agreement, we are making contractual payments to the private development company of $5,000,000 in total as prepaid services fees in order to fund the operation of this platform for an initial term of three years. We are amortizing the fees to expense over the initial term to general and administrative expenses. As of September 30, 2026, we have unamortized balances of $1,666,667 as a current asset and $2,847,222 as a non-current asset, of which $2,000,000 represent the accrued portion of such fees. The private development company is also the borrower under the $1,500,000 note receivable described in Note 1 whose relationship with the Company has shifted from the original intended purpose at the time of the note receivable to the current priority of supporting the TPO platform, thus deeming collection of the original note receivable no longer applicable.

(4) Debt

On September 4, 2026, we entered into a note and security agreement with a private lending group for an amortizing, secured debt facility with an initial tranche of $20,000,000, less a 5% original issue discount of $1,000,000, and an additional uncommitted amount of up to $10 million, subject to the lenders’ agreement. Under the terms of this note, we are required to make principal payments, beginning on December 4, 2026, in the greater of $1,250,000 per month, or 7.5% of the aggregate dollar value of our common stock traded during the preceding 30-day measurement period (the “Value Traded”), subject to a maximum amount of $2,000,000 per month. Outstanding borrowings under the note will accrue interest at the rate of 10% per annum, payable monthly, and the interest rate increases to 18% per annum while an event of default continues. The note has a scheduled maturity date of no later than March 3, 2028. We may, at our option, prepay all or any portion of the outstanding Loans without premium or penalty upon five business days’ notice. The borrowings are secured by a first-priority security interest in substantially all of our assets and the assets of our subsidiaries, which serve as guarantors of our obligations under the agreement. The agreement contains customary affirmative and negative covenants, including a requirement that we maintain unrestricted cash of at least $5.0 million and a minimum liquidity cushion requirement, restrictions on mergers, changes of control and changes in the composition of a majority of our board of directors, and a requirement that a registration statement covering the resale of the shares issuable upon exercise of the warrants be effective. As of September 30, 2026, we were in compliance with all covenants under the agreement.

We have issued five-year warrants to the lenders to purchase an aggregate of 1,454,545 shares of our common stock (up to 727,273 additional warrants in connection with the uncommitted amount of up to $10 million) at an exercise price of $3.30 per share, subject to adjustment of the weighted-average exercise price and the number of warrant shares in the event of certain issuances of common stock at prices below the then-current exercise price (a down-round feature), and to customary adjustments for stock splits, stock dividends and similar events. The detachable warrants may only be exercised on a cashless basis if there is no registration statement registering them, or the prospectus contained therein is not available for, the resale of shares of common stock underlying the warrants to or by the holder. A holder may not exercise a warrant to the extent that, after giving effect to the exercise, the holder and its affiliates would beneficially own more than 4.9% of our outstanding common stock. In addition, the aggregate number of shares issuable upon exercise of the warrants, after giving effect to any adjustment, may not exceed 11,796,748 shares, the maximum number of shares issuable under the warrants without stockholder approval under Nasdaq listing rules, unless we obtain stockholder approval, which we have agreed to seek. Stockholder approval had not been obtained as of September 30, 2026, which does not preclude equity classification because the warrants do not require cash or other consideration for shares above the limit. In the event of certain fundamental transactions, the holder of the warrants will have the right to receive the Black Scholes Value (as defined in the warrants); provided that, in the case of a fundamental transaction that is not within the Company’s control and is not approved by the Company’s board of directors, the holder is entitled only to consideration having a value equal to the Black Scholes Value in the same type or form of consideration as is paid to the holders of common stock in the transaction. The Black Scholes Value is calculated using, among other inputs, a volatility assumption equal to the greater of 100% and the 100-day historical volatility of our common stock.

We exclude the down-round feature when assessing whether the warrants are indexed to our common stock. If the feature is triggered, we will measure its effect as the increase in the warrants’ fair value resulting from the reduced exercise price. The feature was not triggered during the three months ended September 30, 2026.

Under a registration rights agreement, we must register the warrant shares for resale and keep the registration effective, subject to limited grace periods, until the shares may be sold without restriction under Rule 144. If we fail to do so, we must pay the holders, in cash, 1.0% of the market value of the registrable shares for each 30-day period until the failure is cured. The payments are not capped, so the maximum potential amount cannot be determined. A failure to maintain an effective registration statement for either the warrant shares or our at-the-market offering would also be an event of default under the loan agreement, permitting the lenders to accelerate the notes, with interest on the accelerated balance at the 18% default rate. We account for these provisions as a registration payment arrangement under ASC 825-20 and recognized no liability as of September 30, 2026 because payment was not probable. The resale registration statement was filed and declared effective in October 2026.

Upon closing of the note and security agreement, we calculated the fair value of the detachable warrants as of the closing date using the Black Scholes model with an expected volatility of 98.35%, a risk-free interest rate of 4.81%, an expected term of five years and no expected dividends. We determined that the warrants are not liabilities within the scope of ASC 480-10, are indexed to our own stock and meet the conditions for equity classification in ASC 815-40. Accordingly, the warrants are classified in stockholders’ equity and are not subsequently remeasured. The volume-based principal amortization feature of the note is an embedded derivative that we bifurcated from the note under ASC 815-15 because it is not clearly and closely related to the debt host. We first recorded the embedded derivative at its fair value of $275,149, based on a standard Black-Scholes valuation model, and then allocated the remaining net proceeds between the note and the warrants based on their relative fair values in accordance with ASC 470-20. The valuation was classified within Level 3 of the fair value hierarchy. The original issue discount, lender fees, the amounts allocated to the warrants and the embedded derivative, and the allocated third-party issuance costs are presented as a discount on the note and are amortized to interest expense over the term of the note. As of September 30, 2026, the note had a principal balance of $20,000,000 and a net carrying amount of $15,073,584, which is classified as a current liability because, based on recent trading volume in our common stock, we expect the volume-based principal payments to repay the note in full within twelve months. Based on the contractual minimum principal payments, $8,750,000 would be due in the remainder of fiscal 2027 and $11,250,000 in fiscal 2028. The amount allocated to the warrants, net of allocated issuance costs, was $3,451,479 and was recorded in additional paid-in capital. The embedded derivative is remeasured at fair value at each reporting date, with changes in fair value recognized in income. As of September 30, 2026, the embedded derivative liability was $278,362 and is classified as a current liability.

The following table summarizes the carrying amount of the note and the components of interest expense for the three months ended September 30, 2026:

Principal amount	$20,000,000
Less: unamortized discount and issuance costs	(4,926,416)
Net carrying amount of the note	$15,073,584

Contractual interest at 10%	$144,444
Amortization of discount and issuance costs	369,200
Total interest expense	$513,644

In April 2026, we entered into a one-year revolving line of credit agreement with our depository bank providing for borrowings of up to $3,000,000 at an annual interest rate of 2% above the applicable secured overnight financing rate (“SOFR”), plus an adjustment of up to 0.1% per annum. In conjunction with the closing of our secured debt facility with a private lending group in September 2026, as noted above, we fully repaid our outstanding borrowings and accrued interest under this credit agreement and terminated the credit agreement. However, we retained outstanding letters of credit totaling $2,679,136 under a separate credit facility with the bank, issued to support our Georgia facility lease and supplier payment obligations. They are cash collateralized at 105% of the outstanding amounts and expire on various dates through August 2027.

In November 2024, we initiated short-term borrowings from a commercial accounts receivable lender under a loan agreement allowing borrowings, secured by certain property interests, of up to a principal amount of $4,000,000. In the three months ended September 30, 2025, we made borrowings from this lender to finance customer shipments and related costs in the total amount of $4,199,549. The lender charged a placement fee of 1% on each borrowing and assessed interest at the rate of 2.5% per month on the outstanding borrowings. In the three months ended September 30, 2025, we repaid $2,660,497 of such borrowings, including accrued interest and fees. We fully repaid all outstanding borrowings, accrued interest and fees as of June 30, 2026.

(5) Equity

Common Stock – We completed several public and private offerings of our common stock in the last three quarters of the year ended June 30, 2026, generating total net proceeds of approximately $48,600,000. Subsequent to June 30, 2026, we completed no further public or private equity offerings in the three months ended September 30, 2026.

In August 2022, the Company completed an underwritten public offering of its equity securities in the form of Units with each Unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.00 per share. The shares of common stock and the warrants comprising the Units were immediately separated at closing of the offering and each is now independently listed on the NASDAQ Capital Market. Each warrant became exercisable on the date of issuance and will expire five years from the date of issuance. In the underwritten public offering, a total of 1,121,250 Units, including exercise of the underwriter’s overallotment option, were sold at an offering price to the public of $4.00 per Unit. The gross proceeds of the offering were $4,485,000 and the net proceeds, after deduction of underwriting discounts and other offering costs were approximately $3,780,000. We also granted the underwriter non-tradeable warrants to purchase a total of 58,500 shares of common stock at an exercise price of $4.40 per share, which were exercised in December 2024.

Warrants – As of September 30, 2026, we had a total of 2,535,695 warrants to purchase shares of our common stock outstanding in two tranches: (i) 1,454,545 warrants to purchase shares of our common stock at an exercise price of $3.30 per share, issued in conjunction with a secured debt financing in September 2026 (see Note 4); and (ii) 1,081,150 warrants to purchase shares of our common stock at an exercise price of $4.00 per share, issued in conjunction with our public offering in August 2022, as indicated above. The latter warrants are exercisable at any time up to August 1, 2027. The warrants may be exercised upon payment of the exercise price in cash on or prior to the expiration date. Under the terms of the Warrant Agreement, we must use our best efforts to maintain the effectiveness of the registration statement and current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. If we fail to maintain the effectiveness of the registration statement and current prospectus relating to the common stock issuable upon exercise of the warrants, the holders of the warrants shall have the right to exercise the warrants solely via a cashless exercise feature provided for in the warrants, until such time as there is an effective registration statement and current prospectus.

The following table presents activity with respect to both tranches of the Company’s warrants for the three months ended September 30, 2026:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2026	1,081,150	$4.00	1.1	$–
Warrants issued	1,454,545	3.30	5.0	–
Warrants exercised/forfeited	–	–	–	–
Outstanding at September 30, 2026	2,535,695	$3.60	3.2	$–

Exercisable at September 30, 2026	2,535,695	$3.60	3.2	$–

Stock Compensation Expense – Under our shareholder-approved 2019 Stock Option Plan, we make awards of Restricted Stock Units (“RSUs”), Non-Qualified Stock Options, and direct grants of Common Stock to our officers, employees, directors, and various consultants, as further described below.

In the three months ended September 30, 2026, we made an issuance of 30,000 Non-Qualified Stock Options to a non-executive employee to purchase shares of common stock at the then-current stock price of $2.47 per share. As with our previously issued Non-Qualified Stock Options to non-executive employees, these options are exercisable for a period of 5 years from the date of issuance and will become vested on a ratable basis over a period of 3 years from the date of issuance. Using the Black-Scholes valuation model, and assuming expected volatility of 95.5% and current interest rate of 4.8%, we calculated that the total fair value of these options at issuance was approximately $55,900 and are amortizing this total amount to stock compensation expense, along with the unamortized amounts of our previously issued Non-Qualified Stock Options, on a straight-line basis, as adjusted for forfeitures, over the 3-year vesting period of the options.

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

The following table presents activity with respect to our Non-Qualified Stock Options issued to officers and employees in the three months ended September 30, 2026:

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at June 30, 2026	2,385,697	$3.54	4.6	$–
Options issued	30,000	2.47	4.9	3,900
Options exercised/forfeited	–	–	–	–
Outstanding at September 30, 2026	2,415,697	$3.53	4.4	$3,900

Exercisable at September 30, 2026	607,174	$3.54	4.4	$–

In April 2024, we entered into an employment agreement with a new Chief Executive Officer (“CEO”), providing for an initial term extending through June 30, 2027, which will be automatically renewed for additional one-year terms unless either party chooses not to renew it. Pursuant to the agreement, our CEO received an initial equity grant equal to 1,280,000 RSUs. As approved by the Compensation Committee of the Company’s Board of Directors, our CEO surrendered all of these RSUs and earned performance grants on February 23, 2026, in exchange for newly-issued options to purchase a total of 1,880,166 shares of common stock, at the current stock price of $3.54 per share, which will vest at the rate of 25% per year for 4 years, subject to his continued service to the Company on each vesting date. Such number of options was calculated using a methodology intended to replicate the equivalent value of the cancelled RSUs and the remaining unrecognized compensation cost of RSUs of approximately $1.6 million is being expensed on a straight-line basis over the 4-year vesting period of the options.

In February 2025, we entered into an amended and restated employment agreement with our then Chief Financial Officer (“CFO”) through December 31, 2027 and is automatically renewable for additional one-year terms unless either party chooses not to renew the agreement. Pursuant to the agreement, we issued our him an award of 240,000 RSUs vesting in four annual installments on each anniversary. As approved by the Compensation Committee of the Company’s Board of Directors, he surrendered all of these RSUs on February 23, 2026, in exchange for newly-issued options to purchase a total of 352,531 shares of common stock, at the current stock price of $3.54 per share, which will vest at the rate of 25% per year for 4 years, subject to his continued service to the Company on each vesting date. Such number of options was calculated using a methodology intended to replicate the equivalent value of the cancelled RSUs and the remaining unrecognized compensation cost of RSUs of approximately $0.6 million is being expensed on a straight-line basis over the 4-year vesting period of the options. We engaged a new CFO on May 18, 2026, and our former CFO was named Executive Vice President, without any change to his employment contract.

In May 2026, we entered into an employment agreement with our new CFO. Pursuant to the agreement, we issued our new CFO an award of 1,000,000 RSUs which vests as follows: 33% on the one-year anniversary of the effective date, and the remaining 67% in eight quarterly installments thereafter, subject to her continued employment through each vesting date. We are amortizing the grant date value of the RSUs in the amount of $1,600,000 over the vesting period. She also received a performance-based RSU award equal to 25,000 shares, which will vest upon the successful completion of customer payments to NVP exceeding $1,000,000. We will recognize the grant date value of the award whenever the NVP sales collection threshold is deemed probable of being reached.

In the three months ended September 30, 2026, we granted a total of 157,370 RSUs to three non-executive employees which vest as follows: 33% on the one-year anniversary of the effective date, and the remaining 67% in eight quarterly installments thereafter, subject to their continued employment through each vesting date. We are amortizing the total grant date fair value of the RSUs in the amount of $547,500 over the vesting period. As of September 30, 2026, we are recognizing amortization on a total of 2,193,732 RSUs granted to both executive and non-executive employees with a weighted-average grant date value of $3.14.

Effective July 1, 2026, we entered into consulting agreements with two separate investor relations firms whereby they agreed to provide strategic advisory, business development, and market intelligence services to the Company for a period of one year. In accordance with the agreements, we issued a combined total of 550,000 shares of our common stock to the two firms with a grant date value of $1,529,000, which we are amortizing to expense over the one-year service period.

In conjunction with the closing of an asset purchase in October 2025, as described in Note 6, we retained the two principals and granted each of them an award of 450,000 RSUs (900,000 RSUs in total), vesting over three years, of which a total of 150,000 shares were issued in the three months ended September 30, 2026.

Since August 2022, we have provided annual stock compensation to each of our independent directors in the amount of $65,000 to be paid quarterly with not less than 70% of such amount paid in shares of our common stock, calculated based on the share price at the end of such prior fiscal quarter, and up to 30% paid in cash, with such final amounts to be determined by each director. As of September 30, 2026 and 2025, we booked an accrual of $48,750 of compensation expense (of which $43,875 will be settled through the issuance of shares) for our three independent directors under this plan.

In the three months ended September 30, 2026, we recognized total non-cash stock compensation expense of $1,570,837 as follows: (i) $535,550 for the amortized value of the RSUs granted to our executive and non-executive employees; (ii) $43,875 for the amortized value of the stock portion of the compensation plan for our independent directors; (iii) $125,766 for the amortized value of the Non-Qualified Stock Options issued to executive and non-executive employees; (iv) $382,250 for the amortized value of the shares issued to the two investor relations firms noted above; and (v) $483,396 for the amortized value of other contractually issued shares, mostly pertaining to a related party under a contract for strategic services, as further described in Note 8. There was a total of 705,000 shares of our common stock that were issued to various grantees for services in the three months ended September 30, 2026, of which 150,000 shares were previously expensed in the year ended June 30, 2026.

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

Other Matters – In February 2019, the Company’s Board of Directors approved the establishment of the 2019 Stock Plan (“Plan”) with an authorization for the issuance of up to 2,500,000 shares of common stock. In December 2024, the Plan was amended to increase the number of shares of common stock authorized for issuance by 5,000,000 shares. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees, consultants, advisors, and non-employee directors. As of September 30, 2026, we have made total net awards of 5,460,116 shares under the Plan as follows: (i) 2,568,732 shares for the RSUs granted to our executive employees and non-executive employees; (ii) 209,943 shares for the services of our three independent directors in the years ended June 30, 2025, 2024 and 2023, pursuant to the compensation plan adopted for independent directors in August 2022; (iii) 265,744 shares granted to various consultants for their contracted services; and (iv) 2,415,697 net shares for Non-Qualified Stock Options to purchase common stock granted to executive and non-executive employees beginning in August 2025. As of September 30, 2026, there were a total 2,039,884 shares available for future issuance under the Plan.

(6) Asset Purchase Agreement

In October 2025, we closed an Asset Purchase Agreement with Neubau Energy Inc. (“Neubau”), a privately-owned company based in California, and its shareholders, whereby the Company acquired substantially all of Neubau’s assets consisting mostly of intellectual property and other intangible assets along with a smaller amount of tangible fixed assets, for total consideration paid at closing of approximately $1.5 million. Additionally, Neubau has the right to receive contingent consideration of up to 4,000,000 additional shares of the Company’s common stock if certain sales milestones related to Neubau’s proprietary product are met within specified time periods through December 31, 2028, to be recognized when estimable as there is currently no reliable estimate of the future sales of this new product. Neubau has developed a proprietary battery storage module but has not had any commercial sales of the product. With this acquisition, the Company is able to produce and sell Neubau’s proprietary module, which is complementary to the Company’s products. The Company has not yet commenced commercial sales of the module.

(7) Commitments and Contingencies

Our corporate office is located in a leased facility in Poway, California, under a sublease agreement with the sublandlord, which was extended in October 2025 through March 31, 2031, at a base rental of $18,305 per month. We are accounting for the sublease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, we have capitalized the present value of future lease obligations, at our then incremental borrowing rate of 13.75%, and are amortizing the related right-of-use asset each month over the term of the sublease. Our future undiscounted lease payments under the sublease agreement as of September 30, 2026 are approximately $1.1 million.

Effective June 1, 2026, NVP assumed the responsibility for a long-term lease on an industrial structure in Pendergrass, Georgia, that was originally leased by our joint venture partner from the landlord in December 2025. In accordance with the lease terms, NVP began making monthly payments on the lease in June 2026 in the amount of $120,218 per month, which will increase each year to as much as $155,555 per month at the time of the lease expiration on May 31, 2033, with an additional three-year renewal option available, which is presently uncommitted. We are accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, NVP recorded an operating lease liability and right-of-use asset in the amount of $7,196,086 using the Company’s discount rate as of June 1, 2026. For that discount rate, we used our incremental borrowing rate of 14.25% based on the Company’s borrowing capability over a similar term of the assumed lease agreement utilizing the effects of full collateralization. Future undiscounted lease payments under the assumed lease agreement are approximately $11.0 million as of September 30, 2026, exclusive of operating expenses and obligations under the assumed lease agreement (see Note 2).

Total future operating lease minimum payments under our operating lease obligations for both our California and Georgia facilities, together with their total present values as of September 30, 2026, are summarized as follows:

Total

Year ending June 30, 2027	$1,305,275
Year ending June 30, 2028	1,793,055
Year ending June 30, 2029	1,859,669
Year ending June 30, 2030	1,928,805
Year ending June 30, 2031	1,917,686
Thereafter	3,455,090
Total future minimum lease payments	12,259,580
Less amounts representing interest	(4,314,721)
Present value of lease liability	7,944,859
Current portion of operating lease liability	(735,916)

Long-term portion of operating lease liability	$7,208,943

In our legacy business, we have been dependent on our two main component vendors for our supplies of batteries, inverters and other raw materials and the inability of these single-source suppliers to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our consolidated financial condition and operating results. Beginning in April 2025, the Trump Administration implemented a significant increase in tariff rates based on the authority of the International Emergency Economic Powers Act (“IEEPA”) on all goods imported from China, although it was temporarily suspended for 90 days in April 2025 and the tariff rate was lowered in November 2025, subject to judicial review. In February 2026, the Supreme Court declared the tariffs to be unconstitutional based on the authority of IEEPA, therefore, the Administration is considering alternative approaches to implementing tariffs that it believes would be sustained in a judicial review. Prior to the tariff escalation in April 2025, we had anticipated the likelihood of facing such a tariff increase and began stockpiling our inventory of these two components, which we have continued to pursue in any subsequent periods of tariff abatements or reductions since then, in order to reduce the impact of the tariffs.

In conjunction with the closing of our Asset Purchase Agreement with Neubau Energy Inc. in October 2025, we granted the sellers the right to receive contingent consideration of up to 4,000,000 additional shares of our common stock if certain sales milestones related to Neubau’s proprietary battery storage product are met within specified time periods through December 31, 2028 (see Note 6).

In conjunction with our recently established third party ownership program, we have an aggregate purchase commitment to a licensed installer to purchase additional projects in the amount of $1,646,944, upon their completion subsequent to September 30, 2026 (see Note 3).

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

(8) Related Party Transactions

As contemplated in the formation of our joint venture in the utility-scale battery manufacturing business disclosed in Note 2, we have entered into agreements with various related parties for the provision of specialized strategic-level services to either the Company or NVP, as further described below.

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

In recognition of our minority partner’s services performed for NVP, we are recognizing a periodic portion of such amount as an equity contribution during the initial term of the Agreement. Accordingly, we have recorded a contribution for the recognition in the three months ended September 30, 2026 in the amount of $319,950, with an offsetting entry to capitalize such amount in Construction in Progress on our Consolidated Balance Sheet, as all of our minority partner’s services performed for NVP up to that date, consisting of installation, testing, and validation of the equipment against technical specifications, were provided prior to commissioning of the equipment being purchased under the Asset Purchase Agreement.

Asset Purchase Agreement

On April 15, 2026, NVP, as buyer, and our minority partner, as seller, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which the seller agreed to sell, convey, assign, transfer, and deliver to NVP certain manufacturing equipment used to manufacture battery energy storage systems. The aggregate purchase price consists of (i) an equipment price of $9,000,000, payable in milestone-based installments ($2,000,000 upon shipment of equipment, $3,000,000 upon delivery to the facility, and $4,000,000 upon completion of commissioning), and (ii) the excess portion of corresponding U.S. tariffs, customs duties, and related customs bond expenses arising from the import of the equipment. Title to the equipment transfers to NVP upon the seller’s receipt of the full purchase price. Through September 30, 2026, NVP has paid the seller $5,000,000 of the equipment price. The remaining $4,000,000 is payable upon completion of commissioning. As of September 30, 2026, we have an outstanding payable balance to our minority partner of $233,910 unrelated to this Agreement.

Management Services Agreement

On April 20, 2026, the Company entered into a Management Services Agreement with an affiliate of the minority partner in our NVP joint venture, pursuant to which that affiliate agreed to provide sales and marketing coordination services to the Company in connection with our commercial and industrial battery energy storage business. As consideration for the services, we issued the 1,200,000 shares of our common stock with a grant date value of $3,744,000 to the affiliate which vests in four equal semi-annual installments of 300,000 shares each on the 6-month, 12-month, 18-month, and 24-month anniversaries of the effective date. In the three months ended September 30, 2026, we recognized compensation expense of $471,847 under this agreement. No shares were yet vested as of September 30, 2026.

Consulting Services Agreement

On May 12, 2026, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with an infrastructure investment firm which invested $10,000,000 for the purchase of 4,000,000 shares of our common stock in the second tranche of our private equity offering in February 2026, pursuant to which we engaged the investor to provide offtake origination and related advisory services in connection with our battery energy storage manufacturing operations being undertaken through NVP. Under the Consulting Agreement, the investor has provided, and will continue to provide, strategic advisory services to the Company, including services previously rendered in connection with the formation and development of NVP (the “Pre-Signing Services”) and ongoing offtake origination services (the “Offtake Services”). The Offtake Services include identifying and evaluating potential offtake counterparties, advising on the structuring of offtake arrangements and assisting in the negotiation of term sheets, letters of intent and definitive offtake agreements.

As consideration for the Pre-Signing Services, the Offtake Services and the entry into the Consulting Agreement, we have issued the investor 500,000 shares of our common stock (the “Signing Fee”) with a grant date value of $1,380,000, which we have recorded as stock compensation expense. In addition, the investor is entitled to receive a success fee (the “Offtake Fee”) for each qualifying offtake agreement attributable to its direct and material causal contribution, calculated as a percentage of gross revenue ranging from 3% to 5%, on a sliding scale based on capacity, received by us for energy storage equipment and associated hardware under the applicable offtake agreement. The maximum Offtake Fee payable with respect to any single offtake agreement is $3,000,000, and multiple offtake agreements with the same counterparty or as part of a single project are aggregated for purposes of determining applicable capacity thresholds and fee percentages. Each Offtake Fee is payable, at the mutual election of the Company and the investor, in cash, shares of our common stock (or prefunded warrants), or a combination thereof. As of September 30, 2026, there were no offtake agreements that had been executed or were probable of being executed.

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

(9) Subsequent Events

In October 2026, we issued a total of 89,937 shares of our common stock as follows: (i) 52,437 shares to the three independent members of our Board of Directors as consideration for their services rendered in the year ended June 30, 2026, which were expensed in the year ended June 30, 2026; and (ii) 37,500 shares to an officer due to the vesting of a portion of his RSU awards granted in October 2025, which was expensed in the three months ended September 30, 2026.

On November 11, 2026, our Board of Directors, upon the recommendation and with the approval of the Audit Committee of the Board, approved a change in the Company's fiscal year end from June 30 to December 31. As a result of the change, the Company will have a six-month transition period from July 1, 2026 through December 31, 2026 (the “Transition Period”). The Company intends to file a transition report on Form 10-K covering the Transition Period. The Company's next full fiscal year will begin on January 1, 2027 and end on December 31, 2027.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II., Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended June 30, 2026, filed with the Securities and Exchange Commission on September 23, 2026 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “NEOV”, refer to NeoVolta, Inc. and its consolidated subsidiaries.

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

In January 2026, we formed NeoVolta Power, LLC (“NVP”), a joint venture with the U.S. affiliate of a foreign entity to jointly own and operate a new utility-scale battery manufacturing facility in the State of Georgia. We have an 80% ownership interest in the joint venture company, with the U.S. affiliate of the foreign entity having a 20% ownership interest (subject to service-based vesting and forfeiture provisions). In accordance with the joint venture agreements, as amended in April 2026, we have made initial capital contribution to NVP of $21,000,000 through September 30, 2026 and are obligated to make additional capital contributions of up to $19,000,000 through June 30, 2027. The installation and commissioning of the production equipment in the plant is anticipated to be completed shortly. Upon completion, NVP expects to transition to final certifications and production and ramp up thereafter. The company is currently focused on scaling product output and executing customer deliveries across commercial, industrial and utility-scale energy storage markets. Once production commences, this new facility is anticipated to provide the capacity for us to greatly expand our line of new energy storage products as an integrated energy solutions leader and, if successfully ramped to anticipated production levels, has the potential to generate substantial amounts of both customer revenues and net operating cash flows over an extended period of time. However, there can be no assurance that the facility will achieve its anticipated production capacity or timeline.

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three-month periods ended September 30, 2026 and 2025, as reported in our financial statements included in Item 1.

Comparison of three months ended September 30, 2026 versus three months ended September 30, 2025

Revenues - Revenues from contracts with customers for the three months ended September 30, 2026 were $2,786,782 compared to $6,650,258 for the three months ended September 30, 2025. Revenues from our residential energy system sales through a third-party platform for the three months ended September 30, 2026 were $2,702,839 compared to zero for the three months ended September 30, 2025, when we had no such platform in place. Revenues from sales of our residential energy products were $83,943 in the three months ended September 30, 2026 compared to $6,650,258 in the three months ended September 30, 2025, largely due to federal tax law changes which negatively impacted sales of our legacy energy products beginning in calendar year 2026 and led us to implement a shift to a tax-advantaged third-party platform.

Cost of Revenues - Cost of revenues for the three months ended September 30, 2026 were $1,768,895 compared to $5,073,006 for the three months ended September 30, 2025. Cost of revenues from our energy system sales through a third-party platform for the three months ended September 30, 2026 were $1,655,364 compared to zero for the three months ended September 30, 2025, when we had no such platform in place. The cost of revenues from sales of our legacy energy products were $113,531 in the three months ended September 30, 2026 compared to $5,073,006 in the three months ended September 30, 2025, due to the shift to a third-party platform. On a combined basis, gross profits from revenues of our residential energy system sales plus revenues of our residential energy product sales increased to approximately 37% in the three months ended September 30, 2026 from approximately 24% in the three months ended September 30, 2025, due to our aforementioned shift to the new business model.

General and Administrative Expense - General and administrative expenses for the three months ended September 30, 2026 were $7,336,224 compared to $2,374,668 for the three months ended September 30, 2025. The increase of $4,961,556 was primarily due to (i) incremental administrative expenses in NVP of approximately $1,759,000; (ii) approximately $1,312,000 of expenses related to our recently-launched TPO platform, consisting of approximately $451,000 of amortization of prepaid platform services fees and approximately $861,000 of origination fees for the TPO projects that reached substantial completion during the quarter; (iii) higher non-cash stock compensation expenses of approximately $1,104,000 related to increased headcount and other compensation arrangements; and (iv) approximately $786,000 of other increases in corporate expenses, primarily due to higher cash compensation resulting from the hiring of a significant number of new employees.

Research and Development Expense - Research and development expenses for the three months ended September 30, 2026 were $766,928 compared to $56,912 for the three months ended September 30, 2025. Such fluctuation was largely due to the recent acceleration of our new product development efforts.

Depreciation and Amortization Expense - Depreciation and amortization expenses for the three months ended September 30, 2026 were $231,856 compared to zero for the three months ended September 30, 2025. Such fluctuation was largely attributable to our closing of an acquisition of intangible and tangible assets from Neubau Energy Inc., which closed in October 2025.

Other Income and Expense - Interest expense for the three months ended September 30, 2026 was $521,310 compared to $389,134 for the three months ended September 30, 2025, reflecting a higher carrying cost of newer debt. Nonoperating credit loss in the three months ended September 30, 2026 was $28,955 compared to zero for the three months ended September 30, 2025. Interest income for the three months ended September 30, 2026 was $134,228 compared to $140 for the three months ended September 30, 2025. This increase was due to our higher level of investable cash in the three months ended September 30, 2026.

Net Loss - Net loss for the three months ended September 30, 2026 was $7,733,158 compared to $1,243,322 for the three months ended September 30, 2025, representing the aggregate of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefit for these net losses due to the uncertainty of its ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities in the three months ended September 30, 2026 was $6,617,414 compared to $2,494,069 in the three months ended September 30, 2025. This increase was largely due to the current period increase in our comparative net loss, primarily resulting from an increase in our previously noted cash operating expenses for personnel and related costs, as well as the relatively higher changes in our net working capital needs, including recent increases related to NVP and our new TPO business model.

Investing activities. Net cash used in investing activities in the three months ended September 30, 2026 was $7,349,818, compared to zero in the three months ended September 30, 2025. Such fluctuation was largely due to our capital expenditures which began in January 2026 on NVP, a jointly owned utility-scale battery manufacturing facility which is currently in the process of installing and commissioning production equipment in the State of Georgia (see “Other Developments” below).

Financing activities. Net cash provided by financing activities in the three months ended September 30, 2026 was $17,394,375, compared to $2,589,052 in the three months ended September 30, 2025. In September 2026, we entered into a note and security agreement with a private lending group for an amortizing, secured debt facility with an initial tranche of $20 million, less a 5% original issue discount, primarily to provide interim working capital financing in conjunction with the anticipated startup of production operation at NVP. In the three months ended September 30, 2025 we made borrowings from prior lenders in the amount of $4,449,549 and repayments in the amount of $2,660,497.

As of September 30, 2026, we had a balance of cash and restricted cash of approximately $28.8 million and net working capital of approximately $13.7 million. Currently, we are not generating a break-even level of net operating cash flow from our net sales. In addition, the volume-based principal repayment feature of our secured note may require repayment of the full $20 million principal balance within the next twelve months based on recent trading volumes. However, we anticipate that, with our current cash balances and credit sources, we will have sufficient cash to operate for at least the next 12 months (see “Other Developments” below).

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

In accordance with the joint venture agreements, we have made initial capital contribution to NVP of $21,000,000 through September 30, 2026 and are obligated to make additional capital contributions of up to $19,000,000 through June 30, 2027. We presently anticipate funding our additional capital contributions largely from the proceeds of our underwritten public equity offering which closed in May 2026 and generated net proceeds of $26.3 million and, possibly, through future equity and debt financings, subject to market conditions. In that regard, we filed a prospectus enabling us to pursue an At the Money (“ATM”) public offering of our common stock in the amount of up to $30 million in March 2026, which we expect to utilize to fund working capital. However, there can be no assurance that we will be successful in raising sufficient proceeds from such offerings in order to fully satisfy our obligations for the additional capital contributions to the joint venture company. To the extent that we may be unable to raise sufficient proceeds in order to fully satisfy our obligations for the additional capital contributions to the joint venture company, the parent company of the same foreign entity will be permitted to bring in one or more new members of the joint venture company to fund such additional capital contributions which would dilute our present 80% majority ownership of the joint venture company.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. See “Note 1. Business and Summary of Significant Accounting Policies” of the Notes to Financial Statements set forth above and under “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended June 30, 2026, as filed with the SEC on September 23, 2026, for a further description of our critical accounting policies and estimates.

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

As of September 30, 2026, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness relating to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, which includes multiple levels of review, were not effective. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible, rendering a full segregation of various disclosure control duties impractical. We will be required to hire additional personnel in order to remediate our material weakness.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026, as filed with the SEC on September 23, 2026 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended June 30, 2026, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Our secured note requires volume-based principal payments that could require us to repay the entire $20 million principal balance within the next twelve months, and the note’s covenants and security interests restrict our operations and could result in acceleration and foreclosure upon an event of default.

On September 4, 2026, we entered into a note and security agreement with a private lending group providing for an initial tranche of $20,000,000, less a 5% original issue discount. Beginning on December 4, 2026, we are required to make monthly principal payments equal to the greater of $1,250,000 or 7.5% of the aggregate dollar value of our common stock traded during the preceding 30-day measurement period, subject to a maximum of $2,000,000 per month. Because these payments increase with the trading volume of our common stock, which is outside our control, our debt service obligations may be significantly higher than the contractual minimum. Based on recent trading volume, we expect the volume-based payments to repay the note in full within twelve months, and we have accordingly classified the entire note as a current liability. These payments will reduce the cash available to fund our operations, our new third-party ownership platform and our anticipated capital contributions to NeoVolta Power, LLC, and may require us to seek additional equity or debt financing sooner than anticipated, which may not be available on acceptable terms or at all, and which could be dilutive to our stockholders.

The note bears interest at 10% per annum, increasing to 18% per annum during an event of default, and is secured by a first-priority security interest in substantially all of our assets and the assets of our subsidiaries, which have guaranteed our obligations. The agreement contains affirmative and negative covenants, including requirements that we maintain unrestricted cash of at least $5.0 million and a minimum liquidity cushion, restrictions on mergers, changes of control and changes in the composition of a majority of our board of directors. These covenants may limit our flexibility in operating our business and pursuing strategic opportunities. If we fail to comply with these covenants or make required payments, the lenders could declare an event of default, accelerate all outstanding amounts and foreclose on our assets, including our interests in our subsidiaries, which would materially and adversely affect our business, financial condition, results of operations and stock price. In addition, the warrants issued to the lenders contain anti-dilution adjustments for certain issuances of common stock below the then-current exercise price, which could result in additional dilution to our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended September 30, 2026, we made the following unregistered issuances of new shares of our common stock: On July 1, 2026, we issued: (i) 400,000 shares of our common stock to an investor relations firm under a consulting agreement whereby it agreed to provide strategic advisory, business development, and market intelligence services to the Company for a period of one year; (ii) 150,000 shares of our common stock to another investor relations firm under a consulting agreement whereby it agreed to provide strategic advisory, business development, and market intelligence services to the Company for a period of one year; and (iii) 5,000 shares of our common stock to a previously retained consultant in settlement of a dispute. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On November 11, 2026, our Board of Directors, upon the recommendation and with the approval of the Audit Committee of the Board, approved a change in the Company's fiscal year end from June 30 to December 31. The change in fiscal year was not made by an amendment to the Company’s certificate of incorporation or bylaws. As a result of the change, the Company will have a six-month transition period from July 1, 2026 through December 31, 2026 (the “Transition Period”). The Company intends to file a transition report on Form 10-K covering the Transition Period, as required by Rule 13a-10 under the Securities Exchange Act of 1934, as amended. The Company's next full fiscal year will begin on January 1, 2027 and end on December 31, 2027.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of NeoVolta, Inc. (incorporated by reference to exhibit 2.1 of the Company’s Form 1-A (file no. 024-10942)).
3.2	Third Amended and Restated Bylaws of NeoVolta, Inc. (incorporated by reference to exhibit 1 of the Company’s Form 8-K filed October 30, 2026.
4.1	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to exhibit 4.1 of the Company’s Form 8-K filed September 4, 2026)
10.1	Loan, Security and Guaranty Agreement, dated as of September 4, 2026, by and among NeoVolta, Inc., as borrower, Horizon Technology Finance Corporation, as collateral agent and a lender, ROHO Capital Opportunity Fund LLC, as a lender, and Monroe Capital Management Advisors, LLC, as administrative agent (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 4, 2026)
10.2	Registration Rights Agreement, dated as of September 4, 2026, by and between NeoVolta, Inc., ROHO Capital Opportunity Fund LLC and Horizon Technology Finance Corporation (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed September 4, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOVOLTA, INC.

November 12, 2026	/s/ H. Ardes Johnson
H. Ardes Johnson
Chief Executive Officer
(Principal Executive Officer)

November 12, 2026	/s/ Jing Nealis
Jing Nealis
Chief Financial Officer
(Principal Financial/Accounting Officer)

